Form 10-K405
period 1995-06-30
APOGEE ROBOTICS INC
filed 1996-01-29
CIK 724915

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                _______________

                                 FORM 10-K
(Mark One)
    X                 ANNUAL REPORT PURSUANT TO SECTION 13
---------  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended June 30, 1995
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from       to
                              ____________________

                         Commission file number 0-12792

                             APOGEE ROBOTICS, INC.
             (Exact name of Registrant as specified in its Charter)

                          Colorado                                                         84-0916585
    (State or other jurisdiction of Incorporation or organization)            (I.R.S. Employer Identification No.)

                 1301 Meadowood Lane
                 Charlotte, North Carolina                                                   28211
                 (Address of principal executive offices)                                  (Zip Code)

                                                                                         (704) 362-6816
                                                                    (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: NONE

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                              Title of Each Class
                           Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes              No    X
                                                    ------           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X
                 ------

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes              No    X
                            ------          ------

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of a date within 60 days prior to the date of filing is not determinable due to the absence of any bid or asked price during such period.

           The number of shares of Common Stock, no par value, outstanding on December 31, 1995 was 18,195,022

          Documents Incorporated by Reference into this Report:  None
                  Page 1 of 69 consecutively numbered pages
                         Index to Exhibits on page 41

================================================================================

                                     PART I

ITEM 1.  BUSINESS

General

         Apogee Robotics, Inc. ("Apogee" or the "Company") was founded in 1983 for the purpose of developing advanced materials handling systems utilizing automatic guided vehicle systems ("AGVS"), for use in manufacturing plants, warehouses, offices and other facilities. Apogee's AGVS were computer or microprocessor controlled, driverless vehicles equipped with various material handling devices to automatically transport materials for pick-up to various destinations under the supervision of computer systems.

         On December 9, 1994, Apogee and it's wholly owned subsidiary, AGV Acquisitions, Inc., filed for protection from their creditors under Chapter 11 of the Federal Bankruptcy Codes in Denver, CO and is currently operating as a debtor in possession. This filing was the consequence of transactions involving the Company and Conagher & Co., Inc. ("Conagher"), including certain stock subscription agreements which, in managements view, Conagher and its principal, Pattinson Hayton III ("Hayton"), failed to honor (see Part I, Item
1. Business, section "Company Restructuring," and Part I, Item 3. Legal Proceedings, below for a discussion of these matters). As a consequence of Apogee's association with Conagher and Hayton, who also served as a director and chairman of Apogee's Board of Directors, and Apogee's inability to maintain listing requirements, the Company was delisted by NASDAQ on February 7, 1995. (See Part I, Item 1. Business, below for a discussion of these matters.)

Automatic Guided Vehicle Systems ("AGVS")

         An AGVS is a means of transportation that uses robotic vehicles to move materials through a manufacturing plant, warehouse, office, jail, or other such facilities, and is frequently used as an alternative to conveyors, manually operated vehicles, and other conventional methods of materials handling. Through a computer system, Apogee's AGVS were capable of tracking inventory and work-in-process through an entire material handling process, allowing a user to implement various strategies to improve productivity.

         AGVS sold by Apogee followed wire, optical tape, or magnetic guidepaths installed in or on a floor. Apogee's standard optically and magnetically guided vehicle (the "Orbitor") represented a substantially less expensive alternative to wire guidance. On October 5, 1994, Apogee acquired the AGVS Division of SI Handling Systems, Inc. ("SI"), which manufactured AGVS utilizing both wire and non-wire guidance technologies (see Part I, Item 1. Business, Section "Acquisition of SI Handling AGVS Division" of a discussion of this matter). This acquisition would increase Apogee's AGVS product and distribution network and add to Apogee's technical and personnel resources.

         As a result of Apogee's bankruptcy filing on December 9, 1994, all development of AGVS technology and product, as well as all manufacturing, sales and marketing, have been terminated, and management does not expect any resources to be expended keeping the existing body of technology current. As a result, any advantages that Apogee technology and product may have enjoyed prior to Apogee's bankruptcy filing have eroded subsequent to bankruptcy and are expected to erode further during the pendency of bankruptcy and thereafter, unless merger candidates described in the section below entitled "Bankruptcy Filing," devote substantial resources to update these products and technology, and restore manufacturing, sales and marketing activities.

         In an effort to mitigate the complete loss of any value in the Apogee product and technology relating to it's Orbitor line of products, the Company entered into an Asset Purchase Agreement with FMC on July 12, 1995, wherein FMC acquired certain electro-mechanical technology and products of the Orbitor line, and a quotation system for $40,000. The bankruptcy court order approving this transactions was entered on September 13, 1995. A condition of this agreement provides that if Apogee emerges from bankruptcy as an AGVS provider, or if another purchaser emerges, interested in the acquisition of the entire body of Apogee's AGVS products and technology, the purchase will revert to an irrevocable license to utilize the technology.

Relationship with Conagher

         On May 12, 1994, Apogee entered into a Stock Subscription Agreement (hereinafter the "Subscription Agreement") with Conagher & Co., Inc. ("Conagher"), wherein Apogee exchanged 6,000,000 shares of its Common Stock for 6,000,000 shares of Conagher's Preferred Stock. The Subscription Agreement provided that between June 15, 1994 and September 15, 1994, Conagher would redeem all or a portion of its Preferred Shares for $2,000,000. At the end of that period, shares of Conagher Preferred Stock that remained unredeemed could be exchanged by Apogee for an equal number of shares of Apogee's Common Stock held by Conagher. Simultaneous with the execution of the Subscription Agreement, Conagher assigned, conveyed, transferred, or sold (which cannot be determined by Apogee) 5,200,000 shares of the Apogee Common Stock it acquired from Apogee under the Subscription Agreement, to Importationes y Exportationes, SA ("IMEXSA"), a Nicaraguan company, that subsequently filed a Regulation S registration of the Apogee Common Stock. On June 5, 1994, Conagher agreed to purchase an additional 3,000,000 shares of Apogee's Common Stock for $1,000,000.

         On September 21, 1994, Apogee and Conagher entered into an Amended and Restated Stock Acquisition Agreement (hereinafter the "Revised Agreement"), amending the May 12, 1994 Subscription Agreement and terminating the June 5, 1994 agreement. The Revised Agreement reduced Conagher's obligations for payments to Apogee from $3,000,000 to $1,028,000. The Revised Agreement also provided Conagher with the right to purchase 1,250,000 shares of Apogee's Common Stock for $250,000 prior to October 1, 1994.

         The Revised Agreement was purportedly ratified by Apogee's Board of Directors consisting of Hayton, principal officer, director, and shareholder of Conagher, and Apogee's Chairman; Sven Kraumanis and William G. Conway, both nominees of Conagher; and Robert Oliphant. The Company contends that the Revised Agreement was not approved by a requisite vote of disinterested board members and, in any event, was never consummated.

         Subsequent to the foregoing events, Apogee's management determined that the ratification of the Revised Agreement by Apogee's then current Board of Directors on September 23, 1994 was improper. Further investigation by Apogee management revealed other irregularities relating to Conagher's actions on behalf of Apogee, in addition to their ongoing obligations to Apogee under the various agreements. Negotiations with Conagher to cure these irregularities were delayed as a result of Hayton's chairmanship of the Company and his effective control of the Company's Board of Directors, as well as his extended absences overseas. Furthermore, an article in the October 13, 1994 edition of The Wall Street Journal revealed allegations regarding Hayton's character, integrity, and business practices that effectively terminated Apogee's access to public financial markets and damaged Apogee's reputation such that it could not execute it's business plan.

         On or about November 1, 1994, Hayton reached an agreement with a Canadian company, 480452 B.C. Ltd. ("480452"), to acquire substantially all of Conagher's obligations to Apogee. These negotiations were conducted without any participation from Apogee management, but required Apogee's consent to close the transaction. At the same time, Company management was advised by NASDAQ that Apogee would be delisted immediately as a result of its affiliation with Conagher and Hayton, which delisting notification, Conagher and Hayton failed to disclose to the principal of 480452. Company management's subsequent disclosure of the delisting notice to the principal of 480452 resulted in the
termination of the agreement between Conagher and 480452.   If the agreement
between Conagher and 480452 had closed, it would not have been ratified by the Company, because the principal of 480452 was under investigation by the Vancouver (Canada) Exchange for certain securities violations, and the agreement contained provisions unsatisfactory to the Company.

         Subsequent negotiations with Conagher contained various unfulfilled commitments for funding the Company, which were ultimately terminated contemporaneously with the abrupt resignation of Hayton and his designees from Apogee's Board of Directors on November 21, 1994. In a press release by Conagher dated the same day, Hayton accused Apogee and certain of its managers and directors of fraudulent misrepresentation.

         On December 2, 1994, Conagher filed an action against Apogee and certain of its managers and directors in the United States District Court for the Central District of California, Case #CV-ED94-270 RT (GAKX), alleging various securities violations and financial misrepresentations. This case was removed February 16, 1995 to the U.S. District Court for the District of Colorado. By operation of the bankruptcy rules, this action remains under an automatic stay. (See Part I, Item 3. Legal Proceedings below for a discussion of these matters.)

         Additionally, on December 2, 1994, Conagher filed a complaint against James R. Currier, Sr., Apogee's newly appointed President and CEO, in the Superior Court for the State of California for the County of Riverside, Palm Springs Branch (Case #079188), alleging misrepresentation of certain financial conditions of Apogee. This action was dismissed May 1, 1995 due to the lack of personal jurisdiction. On May 1,1995, Currier filed an action against Conagher and Hayton in the U.S. District Court for the Western District of North Carolina (Case #3:95CV207H) seeking a declaratory judgement relative to Conagher's California claims and asserting claims of fraud and misrepresentation against them. (See Part I, Item 3. Legal Proceedings below for a discussion of these matters.)

         On December 4, 1994, prior to the declaration of bankruptcy by the Company on December 9, 1994, Robert Oliphant and James W. Jones were reelected directors of Apogee. Oliphant subsequently resigned December 30, 1994 to pursue other employment interests. Jones and Currier remain the Company's sole directors.

         As a result of the declaration of bankruptcy and the failure of the subscription agreements between Apogee and Conagher, settlement agreements described in Apogee's Annual Report on Form 10K for the period ended June 30, 1994 under the section "Company Restructuring," with certain persons to whom Apogee owed approximately $500,000 were not ratified by Apogee's Board of Directors, and remain obligations of the bankruptcy estate, with the exception of shares in Princeton Electronic Products that collateralized a loan to the Company, were subsequently transferred to the security holder by bankruptcy court order dated August 15, 1995.

Acquisition of SI Handling AGVS Division

         As reported in prior filings, AGV Acquisitions, Inc. ("AGV") (which became Apogee's wholly owned subsidiary simultaneous with the acquisition) acquired SI's AGVS Division on October 4, 1994. Under Amendment #2 to the Asset Purchase Agreement between AGV and SI, SI was required to furnish Apogee with certain assignment consents and lien waivers no later than November 4, 1994, which items were omitted under the original purchase documentation.
After receipt of those consents and waivers, Apogee would be required to pay $250,000 to close the transaction. SI subsequently failed to provide these consents and waivers. Apogee management attempted to restructure certain terms and conditions of the Asset Purchase Agreement to avoid declaration of default. Hayton's abrupt resignation from Apogee's Board of Directors and repudiation of Conagher's stock subscription agreements with Apogee terminated those negotiations.

         In early January, 1995, SI seized control of the disputed assets. Thereafter, Apogee filed an adversary proceeding against SI in the Denver bankruptcy court on January 20, 1995 to resolve the dispute over ownership of the purchased assets. In a Compromise Agreement between Apogee and SI, dated September 12, 1995, a motion was filed with the bankruptcy court and notice issued, to dismiss the adversary proceeding with prejudice and unwind the Asset Purchase Agreement of October 4, 1994. This matter received approval of the bankruptcy court on October 30, 1995. (See Part I, Item 3. Legal Proceedings for a discussion of these matters.)



Bankruptcy Filing

         On December 9, 1994, Apogee and it's wholly owned subsidiary, AGV filed for protection from its creditors under Chapter 11 of the Federal Bankruptcy codes in the Federal Bankruptcy Court in Denver, CO. This filing was the consequence of transactions involving Apogee and Conagher, including certain stock subscription agreements which, in managements view, Conagher and Hayton failed to honor. Management believes the satisfaction of Conagher's obligations under the stock subscription agreements with Apogee would have provided adequate liquidity for the Company to prosecute it's ongoing business objectives. Company management believes Apogee is current in all of its bankruptcy filings. A Creditor's Committee has been appointed by the court and relations between this committee and the Company are cooperative and amicable.

         Significant events being addressed within the bankruptcy estate are as follows:

         1) Administrative consolidation of the Apogee and AGV bankruptcy estates (Case Nos. 94-22193-CEM and 94- 22194 MSK respectively);

         2) Sale of 40,000 shares of common stock in Loronix Information Systems, Inc. on or about June 12, 1995 for $128,000;

         3) Sale of certain technology and products to FMC Corporation, Inc. ("FMC") for $40,000.00 pursuant to the terms and conditions of and Asset Purchase Agreement between the Company and FMC dated July 12, 1995 and approved by the court September 13, 1995;

         4) Settlement of the adversary complaint against SI pursuant to a Settlement Agreement dated September 12, 1995 wherein the adversary proceeding is dismissed with prejudice, general releases were granted between Apogee and SI, and SI paid to Apogee $150,000;

         5) Sale of various inventory items for sums not in excess of $20,000; and

         6) Establishment of October 31, 1995 Bar Date. Since Apogee's sales contracts provided warranty liabilities to the Company, management cannot fully assess the nature, scope and extent of what additional claims might arise that must be accounted for under the bankruptcy estate.

         Company management, in cooperation with Company bankruptcy counsel are vigorously pursuing the following items:

         1) Filing of a Reorganization Plan on or about March 1, 1996 under which outstanding claims relating to employees, creditors, and equity holders will be settled. Company management believes that settlement of all debt will be accomplished through its Plan of Reorganization. Management intends to pursue merger opportunities with other companies involved in the factory automation industry, and believes that Apogee's substantial NOL carry forwards, in addition to its public status, will make it an attractive merger candidate with successful and profitable privately owned operations. Management is currently investigating several such opportunities, although no assurance can be given that such a merger can be negotiated on terms acceptable to Apogee's shareholders or the bankruptcy court. Nor can any assurances be given that management's intention to exit the bankruptcy proceeding as a non- operating entity for purposes of arranging a merger will be ratified by Company creditors, equity holders, or the bankruptcy court.

         2) Company management is currently preparing a Disclosure Statement, and expects to file a Disclosure Statement concurrent with the Reorganization Plan.

         3) Apogee management has appointed special counsel for purposes of litigating claims that the Company plans to assert against various entities and individuals, in addition to defense of claims asserted by Conagher. Management believes there is a significant probability of successful defense against the Conagher complaint as well as a number of affirmative claims and mandatory counterclaims which management expects to assert against Conagher and Hayton in the near future. (See Part I, Item 3. Legal Proceedings below for a discussion of these matters.)

Employees

         On November 28, 1994 all employees of the Company were discharged. Currently, the Company contracts services from it's officers, and other outside contractors from time to time as the circumstances dictate.

ITEM 2.  PROPERTIES

Licenses and Proprietary Technologies; Patents

         Apogee has developed proprietary technology for AGVS, including stationary control systems, featuring guidepath optimization, traffic control, automatic battery charging, and automatic load transfer; interface software; and management reporting systems. No patent protection was sought for these software products; however the Company has copyright and trade secret protection under applicable federal and state statutes. Apogee has received a U.S. patent on its magnetic guidance technology.

         As a consequence of the bankruptcy filing, Apogee has not incurred any expenses for research and development, and approximately $10,000 were incurred for the period from July 1, 1994 to December 9, 1994, the date of the bankruptcy filing. The Company has no plans to make any further expenditures to maintain the existing body of its AGVS technology, software or products, or to pursue any enhancements thereof.

Facilities

         Apogee has no plant or office space. Company officials may be reached through bankruptcy counsel, Jones & Keller, PC located at 1625 Broadway, Suite 1600, Denver, CO 80202.

ITEM 3.  LEGAL PROCEEDINGS

         The following legal proceedings involving the Company are currently pending:

         1) Case No. 94-22193-CEM, Chapter 11 and Case No. 94-22194-MSK, Chapter 11, Jointly administered under Case No. 94-22193-CEM filed in the United States Bankruptcy Court, District of Colorado December 9, 1994. Apogee and it's wholly owned subsidiary, AGV sought protection from its creditors under Chapter 11 of the Federal Bankruptcy Statutes appertaining thereto. Management believes that the Company is current in all of its bankruptcy filings. (See Item 1. Business, sections "Company Restructuring" and "Bankruptcy Filing" for a discussion of this proceeding.)

         2) Case No. CV-ED94-270-RT (GAKX) filed in the U. S. District Court, Central District of California, December 2, 1994 and subsequently removed to the U.S. District Court, District of Colorado on February 16, 1995. This action was filed by Conagher against Apogee; certain Company managers and directors; and the Company's outside auditors, Brock & Co., Inc., alleging various securities violations and misrepresentations. These proceeding are currently under an automatic stay provided under bankruptcy statutes. As a result of a Proof of Claim filed by Conagher, these claims, in addition to counterclaims, will be defended in the bankruptcy court under Claims Objection proceedings. Company management believes that it will be successful in the defense of these claims and the assertion of counterclaims against Conagher in the bankruptcy court, which, management believes, should result in the dismissal of the district court action. (See Item 1. Business, sections "Company Restructuring" and "Bankruptcy Filing" for a discussion of this proceeding.)

         3) Case No. 3:95CV207H filed in the U.S. District Court, Western District of North Carolina, May 1, 1995 by James R. Currier, Sr. against Conagher and Hayton. This action was filed by Currier to seek a declaratory judgement relative to claims asserted by Conagher in an action against Currier filed in the Superior Court for the State of California that was dismissed for the lack of personal jurisdiction. Currier has made additional claims of fraud and misrepresentation against Conagher and Hayton in this proceeding. This action is scheduled for trial in November, 1996.

         4) Case No. 95-1071 PAC, an Adversary Proceeding under Case No. 94-22193-CEM in the U.S. Bankruptcy Court for the District of Colorado, January 20, 1995 by AGV Acquisitions, Inc., a wholly owned subsidiary of Apogee against SI Handling Systems, Inc. AGV alleged default by SI under the AGV/SI Asset Purchase Agreement of October 4, 1994. A compromise agreement between the parties was entered into on September 12, 1995, with notice issued and motion filed on September 13, 1995. Approval of the bankruptcy court was granted October 30, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

         The Company's Common Stock was traded in the national over-the-counter market and was quoted on the NASDAQ System until delisting on February 7, 1995. It is currently listed on the over-the-counter pink sheets. The following table sets forth the high and low bid prices for the Company's Common Stock for the periods indicated. Prices set forth below do not reflect retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                           High             Low
                                           ----             ---
                 Fiscal 1994
                 -----------
                 First Quarter             $1.00            $0.50
                 Second Quarter            $0.82            $0.62
                 Third Quarter             $0.75            $0.56
                 Fourth Quarter            $0.72            $0.31

                 Fiscal 1995
                 -----------
                 First Quarter             $0.34            $0.16
                 Second Quarter            $0.22            $0.03
                 Third Quarter             TRADING SUSPENDED
                 Fourth Quarter            TRADING SUSPENDED

         As of January 15, 1996, there were approximately 1100 owners of the Company's Common Stock. The number of persons owning the Company's securities includes both record holders and persons holding the securities through banks, brokers or other nominees. No dividends have been paid on the Company's Common Stock and no dividends will be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

 STATEMENT OF                               Years Ended June 30,
 OPERATIONS DATA                1991               1992              1993            1994              1995
 ---------------                ----               ----              ----             ----             ----
 Contract Revenues
 Earned                    $  1,813,928        $  652,750       $  1,668,849     $    694,607    $    457,233

 Income (Loss) from
 Operations                $(2,530,442)        $(515,399)       $(1,047,505)     $(1,047,505)    $(2,905,651)

 Net Income (Loss)         $(2,473,036)        $(582,198)       $(1,108,436)     $(3,247,907)    $(4,100,364)

 Income (Loss) Per
 Share                     $     (0.50)        $   (0.10)       $     (0.15)     $     (0.31)    $     (0.23)

 Weighted Number of
 Shares Outstanding
                              4,944,274         5,781,062          7,235,625       10,508,485      18,051,446


 BALANCE SHEET DATA            1991              1992               1993             1994             1995
 ------------------            ----              ----               ----             ----             ----
 Current Assets            $ 1,600,555        $1,437,686         $1,781,218       $1,663,763      $   297,110

 Total Assets              $ 2,212,986        $1,935,237         $2,634,876       $2,157,159      $    97,958

 Current                   $   339,170        $   87,547         $1,082,890       $1,588,373      $    47,861
 Liabilities

 Total Liabilities         $   339,170        $   87,547         $1,082,890       $1,588,373      $3,544,993*

 Working Capital           $ 1,261,385        $1,350,139         $  698,328       $   75,390      $   219,249

 Shareholders'
 Equity (Deficit)          $ 1,873,816        $1,847,690         $1,551,986       $  568,786     ($3,047,035)

 *Includes disputed claims under the bankruptcy estate

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

         Revenues derived from long-term contracts are recognized according to the percentage-of-completion method, measured by the percentage of costs incurred to date versus the estimated total contract cost for each contract. Costs include materials, direct labor, subcontractors, and engineering and manufacturing overhead. Provision for estimated losses is made in the period for which they become determinable.

         Since Apogee's contract revenues have historically consisted of large sales to a limited number of customers and since large projects are billed under the percentage-of-completion method, certain balance sheet items will fluctuate substantially between periods. As many large projects are billed at certain intervals, as opposed to monthly, the balance sheet category Costs and Estimated Earnings will increase as costs on the project accumulate. Once an invoice is sent to the customer, such amounts are transferred to Contract Receivables. Contract receivables in turn will vary as Costs and Earnings on large projects are billed and subsequently collected. Conversely, if Apogee receives an advance or down payment on an order, the amounts received are reflected as Billings in Excess of Costs and Estimated Earnings. Such amounts are gradually transferred to Contract Revenues Earned as Apogee progresses with work on the particular project.

         On November 28, 1994, Apogee suspended operations pending the filing of a petition under Chapter 11 of the

Federal Bankruptcy Rules on December 9, 1994. The financial statements for the fiscal year ended June 30, 1995 reflect both the short period of operations, as well as activities undertaken as a debtor-in-possession.

Liquidity and Capital Resources

         Apogee's current assets decreased from $1,663,763 on June 30, 1994 to $297,110 on June 30, 1995 as a result of the following items:

         (a) Surrender of a Certificate of Deposit of $200,000 to the lender holding this deposit as security for a line of working capital;

         (b) Write down of substantially all of Apogee's inventory to reflect salvage value only;

         (c) Write down, liquidation, and/or surrender of securities to collateral holders;

         (d)     Suspension of operations as a result of bankruptcy;

         (e)     Consumption of prepaid expenses;

         (f)     Write down of other assets; and

         (g) Increase in Cash as a result of the liquidation of certain inventories.

         As a result of the bankruptcy filing, all of Apogee's current liabilities as of December 9, 1994 were reclassified and recorded as Liabilities Subject to Compromise, and consist of all creditor claims against Apogee's bankruptcy estate, including claims that the Company will contest. In particular, the Company intends to contest all creditors and employee claims in connection with the acquisition of the AGVS assets of SI and the subsequent settlement thereof.

         Historically, Company operations did not generate cash. Working capital was generated through public and private sales of the Company's Common Stock and from short-term, fully collateralized borrowings. Since 1983, Apogee has received net proceeds from the sale of its Common Stock in excess of $9,500,000.

         Apogee's only material future capital commitments are funding the extensive litigation necessitated by the Conagher lawsuit. Management believes that sufficient funds exist for the sponsorship of this litigation as a result of the liquidation of its remaining assets.

Results of Operations

Fiscal 1995

         The net loss of $4,100,364 for the year ended June 30, 1995 resulted from operations prior to their suspension on November 28, 1994; and the subsequent write down of substantially all Company assets, contract receivables, stock subscription receivables, accrual of professional fees, and recording of creditor claims under the bankruptcy estate. Any proceeds of liquidation will be recorded in subsequent periods and distributed pursuant to the Company's Reorganization Plan.

Fiscal 1994

         The net loss of $3,247,907 for the year ended June 30, 1994 resulted primarily from ongoing operations, a change in the control of the Company, and write-downs in the Company's investments in three unaffiliated corporations.

         The Company continued to experience depressed sales throughout the year due to delays in completing new contracts and overall lower sales activity. The Company experienced a negative gross margin due to low sales, costs significantly in excess of estimates for completing two large, complex jobs, and the write-off of $430,000 in inventories.

         Selling, general and administrative costs increased to $974,081 in 1994, compared to $749,759 for 1993 and $628,286 for 1992 as the result of increased sales efforts and additional personnel needed to complete jobs. Research and development expenses declined as the Company concentrated on marketing existing product lines and generally limited new research and development to job specific requirements, the costs of which were charged to the particular contract.

         Interest expense was significantly higher in fiscal 1994 as the Company relied on debt financing to fund its operating losses.

         During May, 1994, the Company exchanged 6,000,000 shares of its common stock for 6,000,000 shares of redeemable preferred stock of Conagher. Subsequent to this transaction, Conagher principal shareholder, officer and director, Hayton began to participate in the Company's management and the Company began to change its overall corporate strategy. During the fourth quarter, the Company made certain accounting adjustments as a result of its new focus. In this regard, the Company increased its inventory reserve from $220,000 to $650,000, wrote off fully depreciated purchased AGVS software with a cost of $465,403 and wrote down the remaining balance of $29,361 to net realizable value, and expensed certain prepaid expenses.

         During 1993 and 1994, the Company acquired nonmarketable equity interests in three unaffiliated corporations. The shares of one corporation were publicly traded and the other two corporations expected to complete initial public offerings during 1994. The Company recorded the investments in these corporations at the lower of cost or net realizable value. During the fourth quarter of 1994, the Company recorded reserves of $771,425 to reflect the investment in these corporations at net realizable value. The reserves were necessary based upon the lower trading price of the stock in the public corporation, the inability of the second corporation to complete its initial public offering, and the Company's plans to transfer its investments in these three corporations to third parties as payment for outstanding loans.

Fiscal 1993

         The loss for the year ending June 30, 1993 was primarily due to low revenues, decreased gross profit margins, increased research and development expenses, and the Company's share of losses incurred by its European Joint Venture. During the year ended June 30, 1993, sales of the Company's Orbitor vehicles represented 100% of the Company's AGVS sales.

         During the year ending June 30, 1993, Apogee had a negative gross margin from sales, compared to a gross profit of 33% for the year ending June 30, 1992 due to pricing concessions extended to customers to increase sales and cost overruns on three large projects. Research and development expenses increased due to enhancements developed for the Orbitor vehicle and AGVS software.

         The Company's net loss during fiscal 1993 included the Company's share ($55,046) of the loss sustained by Apogee Europe, the Company's joint venture with Stow International NV ("Stow"). In April, 1993 this joint venture was terminated by the mutual consent of Apogee and Stow.

         During the year ending June 30, 1993, selling, general and administrative expenses decreased (as a percentage of total revenues) as the result of efforts to reduce such costs and the use of outside distributors as opposed to salaried sales personnel.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the financial statements attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         See disclosure on Form 8-K filed October 18, 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the Company's directors and executive officers:

Name                              Age              Position
----                              ---              --------
James R. Currier, Sr.             49               Chairman of the Board of Directors, President,
                                                   Chief Executive Officer,  Chief Financial Officer,
                                                   and Director

James W. Jones                    49               Vice-President, Secretary, and Director

         There are no family relationships among the Company's officers and directors. The directors of the Company will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been duly elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors.

         James R. Currier, Sr. has been Apogee's President and Chief Executive Officer since October 5, 1994, and it's Chairman and Chief Financial Officer since December 7, 1994. From August, 1982 through November, 1992, Currier was Executive Vice President of NDC Automation, Inc.

         James W. Jones has been Apogee's Vice President since September, 1994. From June, 1983 through August, 1994, Jones was Apogee's President and Chief Executive Officer. From 1968 through May, 1983, Jones was employed as a research and development engineer at Hewlett-Packard Company.

Transactions with Related Parties

         In May, 1993, Apogee borrowed $200,000 from Dr. Marvin Clothier's ("Clothier") pension plan at an interest rate of 12% per year. Clothier, at the time was a director of the Company, but resigned his directorship in May, 1994 pursuant to the terms of the Apogee/Conagher Subscription Agreement. $100,000 of this loan was repaid in 1993, with the balance currently pending under the bankruptcy estate. As consideration for this loan to Apogee, the Company paid $10,000 to the retirement plan and issued 20,000 shares of Apogee's Restricted Common Stock to the retirement plan.

Change in Control

         In connection with the Subscription Agreement between the Company and Conagher, Jones, Oliphant, Clothier,

Gerald Olesh, and Dennis Foss resigned as directors of the Company. Pat Hayton; and Sven Kraumanis ("Kraumanis") and William G. Conway ("Conway") (nominees of Conagher), were then elected directors of the Company. Currier was elected a director in October, 1994. On November 2, 1995, Conway resigned as a director. On November 21, 1994, Hayton and Kraumanis resigned as directors and Conagher renounced its obligations to the Company, thus eliminating their control. (See
Part I, Item 1. Business, sections "Relationship with Conagher" and "Acquisition of SI Handling AGVS Division," and Item 3. Legal Proceedings, for other discussions of this matter).

ITEM 11.  EXECUTIVE COMPENSATION

Compensation

         The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by (i) the Chief Executive Officer of the Company, and (ii) by each other executive officer of the Company who received annual compensation in the form of salary and bonus in excess of $100,000.

                              ANNUAL COMPENSATION

                                                                                  LONG TERM
                                                             OTHER ANNUAL       COMPENSATION         ALL OTHER
 NAME/PRINCIPAL                                SALARY        COMPENSATION      OPTIONS GRANTED     COMPENSATION
 POSITION             FISCAL YEAR               (1)               (2)                (3)                (4)
 --------             -----------               ---               ---                ---                ---
 James R.
 Currier, Sr.
 President/CEO            1995                $43,750           $20,000                  -            $43,025


 James W.  Jones
 President/CEO            1995                $23,077              $508                               $18,917

                          1994                $71,154           $14,185             350,000                -

                          1993                $70,000           $13,015                                    -

         (1)  The dollar value of base salary (cash and non-cash) received.

         (2) Any other annual compensation not properly categorized as salary or bonus, including prerequisites and other personal benefits, securities or property. In the case of Jones, amount represents an automobile allowance of $2,500 per year received from the Company, a disability insurance premium of approximately $4,000 per year, and an allowance for health club expenses of $1,500 per year, premiums on a life insurance policy and funding the supplemental compensation arrangement described below. The Company is not the beneficiary of the disability policy or the life insurance policy and the supplemental compensation arrangement.

         (3) The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the Table.

         (4) Compensation received for consulting services in the post-petition bankruptcy estate.

         Apogee paid the premium on one $250,000 insurance policy on the life of Jones. During the four years beginning August, 1990, Apogee also paid approximately $9,000 each year into a bank account for the benefit of Jones. Upon the termination of Jones's employment on November 28, 1994, the Company agreed to the transfer of an insurance policy and supplemental compensation fund, provided Jones assume all tax liabilities thereof.

Stock Options

         There were no stock options granted during the fiscal year ended June 30, 1995. (See Part III, Item. 12 Security Ownership of Certain Beneficial Owners and Management, for additional information concerning stock options and warrants held by the Company's officers and directors and certain other persons).

Long Term Incentive Plans - Awards in Last Fiscal Year

         None.

Employee Pension, Profit Sharing or Other Retirement Plans

         The Company The company has a defined contribution plan for the benefit of the Company's employees. The plan was established in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Since the 401(k) plan was adopted, the Company has not made any contributions to this plan. Other than the foregoing, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors

         During the fiscal year ended June 30, 1995, the directors of the Company were paid no compensation.

Employment Contracts

         Apogee entered into an employment agreement with James R. Currier, Sr. for a three year term ending in October, 1997 at a base salary of $210,000 per year. Under the terms of the agreement, Currier's salary would have been increased on each anniversary of the employment agreement by a percentage equal to the annual percentage increase in the consumer price index. Currier's employment agreement also provides for paid vacations and the right to participate in any employee benefit plans that the Company may, from time to time, adopt.

         The employment agreement with Currier remains in full force and effect and constitutes an obligation of the Company under the bankruptcy estate. Currier is compensated $75 per hour for services rendered the Company while the Company remains a debtor in possession.

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended June 30, 1995, the Company did not have a compensation committee. During that period, the following officers participated in deliberations of the Company's Board of Directors concerning executive officer compensation:

         1)      James R. Currier, Sr.             President and Chief Executive Officer,
                                                   From October 5, 1994

         2)      James W. Jones                    President and Chief Executive Officer,
                                                   Through September 23, 1994

         3)      Robert Oliphant                   Secretary, Treasurer and Chief Financial Officer,
                                                   (resigned in October, 1994)

         During the fiscal year ended June 30, 1995, no director of the Company was also an executive officer of another entity which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

The Company did not have any employment or non-competition agreements with any of its key employees. The Company does not have any pension, profit sharing or retirement plan. All employees were covered by a group health plan provided by the Company, but such plan lapsed on November 15, 1994 as a result of liquidity problems associated with Conagher's default under its Subscription Agreement, just prior to the termination of all employees on November 28, 1994 and the bankruptcy filing of December 9, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of January 15, 1996 the number and percentage of outstanding shares of Common Stock owned by each officer and director of the Company, by all officers and directors as a group and by each person known to own more than 5% of the Company's Common Stock. Other than the officers and directors listed below, there are no holders of five percent or more of the Company's Common Stock.


Name and Address                           Number of Shares                  Percentage of Class
----------------                           ----------------                  -------------------
James R. Currier, Sr.                               30,000                           .17%
1301 Meadowood Lane
Charlotte, NC 28211

James W. Jones                                     158,000                           .88%
1428 Glenda Court
Loveland, CO 80537

All Officers and                                   188,000                          1.05%
Directors as a Group
(2 persons)

Incentive Stock Options

         The Company had in effect four Incentive Stock Option Plans, three of which were approved by the Company's shareholders. The 1994 Plan, which was adopted by the Company's Board of Directors in May, 1994 was not submitted to the Company shareholders for approval on a timely basis, and the existing Board of Directors terminated the plan. The remaining options granted expired in accordance with the terms and conditions of the respective plans coincident with the expiration of the employment of Jones and Oliphant.

Non-Qualified Options

         The Company has granted to three former directors of the Company, non-qualified options to purchase shares of the Company's Common Stock. These options terminated pursuant to the terms and conditions of the plan.

Restricted Warrants

         The Company has a number of warrants outstanding. These warrants and the shares of Common Stock issuable upon their exercise are restricted securities as that term is defined by Rule 144 of the Securities Act of 1933.

         The following table provides certain information concerning the Restricted Warrants:

Note             Warrant                   Issue   Expiration       Shares           Exercise
References       Holder                    Date    Date             Issuable         Price
----------       ------                    ----    ----             --------         -----
(1)(2)           Brookstreet Securities

                 Corporation               12/91   12/96            150,000          $0.60
(1)              W. Robert White            1/93    1/98             50,000          $0.75
(1)              W. Robert White            1/93    1/98             75,000          $1.00
(1)              David Jackson              1/93    1/98             50,000          $0.75
(1)              David Jackson              1/93    1/98             75,000          $1.00
(1)(3)           Private Investors         12/93   10/95            506,456          $1.00
(1)(3)           Private Investors         12/93   10/96            506,456          $2.00
                                                                    -------
                                                   TOTAL          1,412,912

(1) The Company has agreed upon written request of the holder(s) of at least a majority of the interests represented by this Warrant and any Common Stock issued upon the exercise during the period this Warrant is exercisable, the Company will file a registration statement or notification on Form 1-A of the Securities Act of 1933, registering or qualifying the underlying shares of Common Stock for sale. The Company also agreed to bear the cost of registration or qualification of these warrants.

(2) The Company has agreed that for the life of this Restricted Warrant, if the Company should file a registration statement pursuant to the Securities Act of 1933, it will include in such registration statement the shares of Common Stock issuable upon exercise of the Restricted Warrant and keep such registration statement current for a certain period of time. The cost of any such registration will be paid by the Company.

(3) Warrants were issued as part of Units sold in a 1993 private placement.

         Holders of the Restricted Warrants are protected against dilution of the equity interest represented by the underlying shares of the Company's Common Stock upon the occurrence of certain events, including, but not limited to, stock splits and stock dividends. In the event of liquidation, dissolution or winding-up of the Company, the holders of the Restricted Warrants are not entitled to participate in the distribution of the Company's assets. The Company believes that under bankruptcy statutes, it's covenants to register or qualify these warrants and pay the cost thereof, is unenforceable, and as a result, the warrants are void. Furthermore, as part of the Company's Reorganization, the Company intends to revoke these Restricted Warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



         (a)   The following financial statements are filed with this report:

                - Opinion of independent certified public accountants;
                - Balance Sheets as of June 30, 1994 and 1995;
                - Statements of Stockholders' Equity for years ended June 30,  1993, 1994 and 1995;
                - Statements of Operations for years ended June 30, 1993, 1994 and 1995;
                - Statements of Cash Flows for years ended June 30, 1993, 1994 and 1995; and
                - Notes to Financial Statements.

         (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1994:

         8-K Report dated December 6, 1994 describing the resignations of Hayton, Kraumanis and Conway from the Company's Board of Directors; the reelection of Jones and Oliphant to fill their vacancies; the dispute with SI regarding defaults under the AGV/SI Asset Purchase Agreement; and Conagher's lawsuit against the Company and certain of its officers and directors.

          (c)       Exhibits
                    --------

3 (a)   Articles of Incorporation         Incorporated by reference to Exhibit 3(a) to the Company's
                                          Registration Statement on Form S-18, Registration No.
                                          2-87181-D.

  (b)   Amended Articles                  Incorporated by reference to Exhibit 3(c) of the Company's
                                          Registrations Statement, Registration No. 33-7805.

  (c)   Bylaws                            Incorporated by reference to Exhibit 3(b) to the Company's
                                          Registration Statement on Form S-18, Registration No.
                                          2-87181-D.

  (d)   Amended Bylaws                    Incorporated by reference to Exhibit 3(d) to the Company's
                                          Registration Statement, Registration No. 33-7805.

4 (a)   Specimen copy of                  Incorporated by reference to Exhibit 4(a) to the Company's
        Stock certificate                 Registration Statement on Form S-18, Registration No.
                                          2-87181-D.

  (b)   Warrant Agreement                 Incorporated by reference to Exhibit 4(c) to the Company's
        respecting Redeemable             Registration Statement, Registration No. 33-7805.
        Purchase Warrants

  (c)   Form of Warrant                   Incorporated by reference to Exhibit 4(d) to the Company's
        Certificate                       Registration Statement, Registration No. 33-7805.

10(a)   License Agreement                 Incorporated by reference to Exhibit 10(b) to the
                                          Company's  Registration Statement on Form S-18,
                                          Registration No. 2-87181-D.

  (b)   Supply Agreement                  Incorporated by reference to Exhibit 10(c) to the
                                          Company's Registration Statement on Form S-18,
                                          Registration No. 2-87181-D.

  (c)   Amendment to License              Filed as Exhibit 10(e) to the Company's Registration
                                          Agreement Statement on Form S-1, Registration No. 33-7805.

  (d)   License Agreement with            Incorporated by reference to Exhibit 10(h) to the
        Hewlett-Packard Company           Company's Registration Statement, Registration No.
                                          33-7805.

  (e)   Agreement with Stow               Filed as Exhibit 10(e) to the Company's Registration
        International NV                  Statement on Form S-1, Registration No. 33-42749.

  (f)   Amended and Restated              Filed as Exhibit 10(f) to the Company's Report on Form

         Stock Acquisition                 8-K dated September 23, 1994.
         Agreement

   (g)   Asset Purchase Agreement          Filed as Exhibit 10(g) to the Company's Report on Form
         relating to SI Handling           8-K dated September 23, 1994.
         Systems

   (h)   Consulting Agreement              Filed as Exhibit 10(h) to the Company's Report on Form
         (Pat Hayton)                      8-K dated September 23, 1994.

   (i)   Employment Agreement              Filed as Exhibit 10(i) to the Company's Report on Form
         (James R. Currier, Sr.)           8-K dated September 23, 1994.

   (j)   Asset Purchase Agreement          Filed with this report.
         between FMC Corporation
         and Apogee

   (k)   Settlement Agreement              Filed with this report.
         between SI and Apogee

11       Statement regarding computation   None
         of per share
         earnings

18       Letter regarding change in        None
         accounting principles

23       Consents of experts and           Filed with this report.
         counsel

27       Financial Data Schedule           Filed with this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             APOGEE ROBOTICS, INC.

                             By: /s/ James R. Currier, Sr.
                                     -------------------------------------------
                                 James R. Currier, Sr., Chairman, President,
                                 Chief Executive Officer, and Chief Financial
                                 Officer

                             Date:


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title             Date
     ---------                     -----             ----


/s/ James R. Currier, Sr.         Director      January 29, 1996
    ---------------------
James R. Currier, Sr.


/s/ James W. Jones                Director      January 29, 1996
    ----------------------
James W. Jones

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                                     PAGE
                                                                                                                     ----
INDEPENDENT AUDITOR'S REPORTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

BALANCE SHEETS - June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4

STATEMENTS OF OPERATIONS - For the Years Ended June 30, 1995, 1994, and 1993  . . . . . . . . . . . . . . . . . . .   F-5

STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY - For the Period from July 1, 1992 through June 30, 1995  . . . . . . .   F-6

STATEMENTS OF CASH FLOWS - For the Years Ended June 30, 1995, 1994, and 1993  . . . . . . . . . . . . . . . . . . .   F-8

NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-9

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Apogee Robotics, Inc.
Fort Collins, Colorado


We have audited the accompanying balance sheet of Apogee Robotics, Inc. as of June 30, 1995, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apogee Robotics, Inc. as of June 30, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring operating losses and negative cash flows from operations, and has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as an ongoing concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HEIN + ASSOCIATES LLP
---------------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
December 28, 1995

                         [BROCK AND COMPANY LETTERHEAD]

                          Independent Auditor's Report




Board of Directors and Stockholders
Apogee Robotics, Inc.
Fort Collins, Colorado



         We have audited the accompanying balance sheet of Apogee Robotics, Inc. as of June 30, 1994, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apogee Robotics, Inc. as of June 30, 1994, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring operating losses and negative cash flows from operations, and has entered into commitments for the acquisition of a business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        /s/ BROCK AND COMPANY, CPAs, P.C.
                                        Certified Public Accountants


Fort Collins, Colorado
October 12, 1994

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                                 BALANCE SHEETS

                                                                                              JUNE 30,
                                                                                 ----------------------------------
                                                                                      1995               1994
                                                                                 ---------------   ----------------
                                                      ASSETS
                                                      ------
CURRENT ASSETS:
    Cash                                                                            $   118,364        $   49,675
    Certificates of deposit                                                               -               200,000
    Inventories                                                                          10,491           299,738
    Costs and estimated earnings in excess of billings on uncompleted contracts           -               176,650
    Prepaid expenses                                                                      -                73,408
    Nonmarketable securities (1995 at estimated fair value, 1994 at net                 168,255           824,250
        realizable value, aggregate cost of $438,480 in 1995 and $1,595,675 in
        1994)
    Other current assets                                                                  -                40,042
                                                                                    -----------        ----------
            Total current assets                                                        297,110         1,663,763
                                                                                    -----------        ----------
OTHER ASSETS:
    Investment in AGVI                                                                  150,000              -
    Purchased AGVS software (less accumulated amortization of $360,231 in 1995           40,000           345,126
        and $51,045 in 1994)
    Equipment, net, less accumulated depreciation of $581,266 and $429,400                -               130,873
    Deposits and other assets                                                            10,848            17,397
                                                                                    -----------        ----------
            Total other assets                                                          200,848           493,396
                                                                                    -----------        ----------

TOTAL ASSETS                                                                        $   497,958        $2,157,159
                                                                                    ===========        ==========

                                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                                  ----------------------------------------------
CURRENT LIABILITIES:
    Notes payable                                                                   $     -            $  526,105
    Note payable - related party                                                          -               288,534
    Accounts payable                                                                      -               268,719
    Estimated losses on uncompleted contracts                                             -               107,766
    Other accrued liabilities                                                            47,861           178,018
    Billings in excess of costs and estimated earnings on uncompleted contracts           -               219,231
                                                                                    -----------        ----------

            Total current liabilities                                                    47,861         1,588,373
                                                                                    -----------        ----------

LIABILITIES SUBJECT TO COMPROMISE                                                     3,497,132              -

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 14)

STOCKHOLDERS' (DEFICIT) EQUITY:
    Preferred stock, $.01 par value; 100,000 shares authorized;
        1,082,912 shares outstanding in 1994                                              -                10,829
    Common stock, no par value; 50,000,000 shares authorized;
        18,195,022 and 16,472,110 shares issued and outstanding in 1995 and
        1994, respectively                                                           10,683,590         9,968,153
    Redeemable preferred stock of investee received in exchange for common
        stock                                                                             -              (600,000)
    Other capital                                                                        33,349           853,414
    Accumulated deficit                                                             (13,763,974)       (9,663,610)
                                                                                    -----------        ----------
            Total stockholders' (deficit) equity                                     (3,047,035)          568,786
                                                                                    -----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                $   497,958        $2,157,159
                                                                                    ===========        ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                            STATEMENTS OF OPERATIONS


                                                                                   FOR THE YEARS ENDED
                                                                                         JUNE 30,
                                                                      ----------------------------------------------
                                                                          1995              1994             1993
                                                                      ---------------  ---------------- ------------
CONTRACT REVENUES AND SALES                                              $457,233       $   694,607      $ 1,668,849

COST OF REVENUES AND SALES                                              1,622,174         2,068,901        1,779,399
                                                                      -----------       -----------      -----------

GROSS LOSS                                                             (1,164,941)       (1,374,294)        (110,550)
                                                                      -----------       -----------      -----------
OPERATING EXPENSES:
    Selling, general and administrative expenses                        1,104,627           974,081          749,759
    Loss on investment in AGVI                                            636,083             -                 -
    Research and development                                                -                18,730          187,196
                                                                      ----------        -----------      -----------

        Total operating expenses                                        1,740,710           992,811          936,955
                                                                      -----------       -----------      -----------
LOSS FROM OPERATIONS                                                   (2,905,651)       (2,367,105)      (1,047,505)
                                                                      -----------       -----------      -----------

OTHER INCOME (EXPENSE):
    Investment losses                                                      (3,750)         (760,800)           -
    Interest expense                                                      (72,846)         (122,455)         (14,265)
    Other, net                                                            (11,815)           (2,453)         (46,666)
                                                                      -----------       -----------      ----------

        Net other income (expense)                                        (64,781)         (880,802)         (60,931)
                                                                      -----------       -----------      ----------

LOSS BEFORE REORGANIZATION ITEMS                                       (2,970,432)       (3,247,907)      (1,108,436)

Reorganization Items:
    Interest income                                                         1,482             -                -
    Provision for rejected executory contracts                         (1,066,994)            -                -
    Professional fees                                                     (64,420)            -                -
                                                                      -----------       -----------      -----------
        Net loss                                                      $(4,100,364)      $(3,247,907)     $(1,108,436)
                                                                      ===========       ===========      ===========

LOSS PER COMMON SHARE                                                 $      (.23)      $      (.31)     $      (.15)
                                                                      ===========       ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                    18,051,446        10,508,485        7,235,625
                                                                      ===========       ===========      ===========





  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                       STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JULY 1, 1992 THROUGH JUNE 30, 1995

                                          PREFERRED STOCK             COMMON STOCK
                                       ---------------------   --------------------------      OTHER       ACCUMULATED
                                         SHARES      AMOUNT      SHARES          AMOUNT       CAPITAL        DEFICIT
                                       ----------   --------   -----------    -----------    ---------    ------------
 BALANCES, JULY 1, 1992                    -         $-         6,505,109     $7,122,407      $32,550     $(5,307,267)


     Issuance of common stock and
      warrants in private
      placement less offering
      costs of $43,021                     -          -           900,001        344,979         -              -
     Issuance of common stock and
      common stock warrants for
      services                             -          -           155,000         47,656          800           -
     Issuance of Series A
      preferred shares in exchange
      for common stock of investee        39,000        390         -              -          194,610           -
     Issuance of common stock for
      the conversion of Series A
      preferred shares at a rate
      of 10 for 1                        (39,000)      (390)      390,000        195,000     (194,610)          -
     Issuance of common stock for
      short-term debt premiums             -          -            30,000          8,672        -               -
     Issuance of common stock in
      exchange for common stock of
      investee                             -          -           666,666        215,625        -               -
     Net loss for the year ended
     June 30, 1993                         -          -             -              -            -          (1,108,436)
                                       ----------   --------   -----------    -----------    ---------    ------------


 BALANCES, JUNE 30, 1993                   -          -         8,646,776      7,934,339       33,350      (6,415,703)


     Issuance of Series B
      preferred shares and Class A
      and B warrants less offering
      costs of $50,256                    63,700        637         -              -          299,457           -
     Issuance of common stock for
      the conversion of Series B
      preferred shares at a rate
      of 10 for 1                        (63,700)      (637)      637,000        300,094     (299,457)          -
     Issuance of common stock in
      exchange for common stock of
      investee less issuance costs
      of $13,099                           -          -           333,334        236,991        -               -
     Issuance of Series C
      preferred shares in private
      placement less offering
      costs of $81,088                 1,012,912     10,129         -              -          465,963           -


                                          PREFERRED STOCK             COMMON STOCK
                                       ---------------------   --------------------------      OTHER       ACCUMULATED
                                         SHARES      AMOUNT      SHARES          AMOUNT       CAPITAL        DEFICIT
                                       ----------   --------   -----------    -----------    ---------    ------------

     Issuance of Series D
      preferred shares in exchange
      for common stock of investee
      less issuance costs of
      $7,100                              60,000        600         -              -          397,300           -
     Issuance of common stock for
      the conversion of Series D
      preferred shares at a rate
      of 10 for 1                        (60,000)      (600)      600,000        397,900     (397,300)          -
     Issuance of Series E
      preferred shares less
      offering costs of $10,400           30,000        300         -              -          104,800           -
     Issuance of Series F
      preferred shares in exchange
      for common stock of investee
      less issuance of costs of
      $9,049                              40,000        400         -              -          249,301           -
     Issuance of common stock in
      exchange for preferred
      shares of investee less
      issuance costs of $28,525            -          -         6,000,000        999,475        -               -
     Issuance of common stock for
      services less issuance costs
      of $8,615                            -          -           250,000         96,854        -               -
     Exercise of options                   -          -             5,000          2,500        -               -
     Net loss for the year ended
      June 30, 1994                        -          -             -              -            -          (3,247,907)
                                       ----------   --------   ----------     -----------    ---------    ------------

 BALANCES, June 30, 1994               1,082,912     10,829    16,472,110      9,968,153      853,414      (9,663,610)

     Conversion of preferred stock
      to common stock                 (1,082,912)   (10,829)    1,712,912        830,894     (820,065)          -
     Write-off unredeemed
      preferred stock of investee
      determined to be
      uncollectible issued for
      common stock                         -          -             -           (165,457)       -               -
     Issuance of common stock for
      commissions payable                                          10,000         50,000        -               -
     Net loss for the year ended
      June 30, 1995                        -          -             -              -            -          (4,100,364)
                                       ----------   --------   ----------    -----------    ---------    ------------


 BALANCES, June 30, 1995                   -        $ -        18,195,022    $10,683,590    $  33,349    $(13,763,974)
                                       ==========   ========   ==========    ===========    =========    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                            STATEMENTS OF CASH FLOWS


                                                                                      FOR THE YEARS ENDED
                                                                                            JUNE 30,
                                                                         -----------------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:                                     1995            1994             1993
                                                                         -------------     -----------      -----------
    Net loss                                                               $(4,100,364)    $(3,247,907)     $(1,108,436)
    Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                       83,016         175,694          142,223
            Write-down of property and software to net realizable              352,220          29,361           33,600
                value
            Provision for inventory losses                                     280,000         430,000           39,020
            Equity in net loss of affiliate                                      -               -               55,046
            Loss on investment in AGVI                                         636,083           -                -
            Investment losses                                                    3,750         (10,625)
            Investments in excess of net realizable value                        -             771,425            -
            Common stock and common stock warrants issued for                    -             105,469           57,128
                services and debt premiums
    Increase (decrease) from changes in assets and liabilities:              2,239,365           -                -
            Cost and estimated earnings in excess of billings on               176,650         219,303         (335,361)
                uncompleted contracts
            Precontract costs                                                    -               -              217,133
            Accounts payable and accrued liabilities                          (325,254)        122,656          286,800
            Billings in excess of costs and estimated earnings on             (219,231)        158,703           60,528
                uncompleted contracts
            Other                                                                2,703         (22,738)         (12,421)
                                                                         -------------     -----------      -----------
        Net cash used in operating activities                                 (854,498)     (1,270,073)        (543,461)
                                                                         -------------     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of certificates of deposit                                         -             (100,000)        (300,000)
    Proceedsofromfinvestmentses of deposit                                     199,245         237,500            -
                                                                                                                  -
    Purchase of AGVS software                                                    -            (225,100)        (147,702)
    Other                                                                      (42,553)        (32,110)         (35,385)
                                                                         -------------     -----------      -----------
        Net cash provided by (used in) investing activities                    156,692          80,290         (483,087)
                                                                         -------------     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash advance from an affiliate of a former director                        115,000           -                -
    Borrowings under short-term debt agreements                                  -           1,785,000          447,424
    Repayments under short-term debt agreements                                (12,426)     (1,728,757)            (984)
    Borrowings from related party                                                -             185,000          183,906
    Repayments of related party borrowings                                       -            (100,000)           -
    Proceeds from issuance of common stock and common                          663,921       1,022,950          278,800
        stock warrants                                                           -                                -
    Payments of offering costs                                                   -            (207,962)         (43,023)
                                                                         -------------     -----------      -----------
        Net cash provided by financing activities                              766,495       1,067,931          866,123
                                                                         -------------     -----------      -----------

INCREASE (DECREASE) IN CASH                                                     68,689        (121,852)        (160,425)

CASH, at beginning of year                                                      49,675         171,527          331,952
                                                                         -------------     -----------      -----------
CASH, at end of year                                                     $     118,364     $    49,675      $   171,527
                                                                         =============     ===========      ===========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS



1.     PROCEEDINGS UNDER CHAPTER 11:

       On December 9, 1994 (petition date), Apogee Robotics, Inc. (the Debtor) and it's wholly owned subsidiary, AGV Acquisitions, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court (the Chapter 11 proceedings). The Debtor continues business operations as debtor-in-possession, subject to the approval of the Court for certain of its proposed actions.

       As of the petition date, actions to collect pre-petition indebtedness were stayed and other contractual obligations may not be enforced against the Debtor. In addition, the Debtor may reject executory contracts and lease obligations during pendency of the Chapter 11 proceedings, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all unsecured liabilities of the Debtor as of the petition date are subject to compromise under a plan of reorganization which has not yet been completed; when completed, the plan of reorganization must be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court (see Note 8 for a description of the liabilities subject to compromise).

       The Company has accounted for all transactions related to the reorganization proceedings in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants in November 1990. Accordingly, all pre-petition liabilities of the Debtor that are expected to be impaired under the plan of reorganization and ultimately approved by the Bankruptcy Court are reported separately in the Debtor's balance sheet as liabilities subject to compromise (see Note 8). Reorganization items, primarily professional fees and interest income, are reported separately in the statements of operations.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Company's Activities - The Company previously designed, manufactured, sold, and installed comprehensive, advanced material handling and information systems. These activities were discontinued in December 1994 when the Company filed for bankruptcy. Management plans to merge the Company with or otherwise acquire additional operations in the same line of business.

       Contract Revenue and Cost Recognition - Revenues under long-term contracts have been recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total contract costs for each contract. Costs include material, direct labor, subcontracts, engineering and manufacturing overhead. Provisions for estimated losses were made in the period in which they first become determinable. All significant performance warranty costs are provided at the time of completion of the warranted product contracts.

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS



       Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represents billings in excess of revenues recognized.

       Inventories - Inventory cost includes materials, labor and overhead costs. Inventories are stated at lower of first-in, first-out (FIFO) cost or market.

       Investments - The Company used the equity method of accounting for its investment in an affiliated company in 1993. Investments in restricted securities or equity securities of privately held companies were valued at the lower of cost or net realizable value at June 30, 1994.

       Effective July 1, 1994, the Company adopted Statement of Financial Accounting (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This pronouncement addresses the accounting and reporting for certain investments in debt and equity securities. SFAS No. 115 requires that certain securities be classified into one of three categories, which then determines the accounting and reporting for that security. The Company's investments at June 30, 1995 are considered to be available for sale in accordance with SFAS No. 115, and are valued at estimated fair value.

       Depreciation and Amortization - The Company provided for depreciation and amortization using the straight-line method over the estimated useful lives of the assets which was five to twelve years for office, plant, and promotional equipment. All property and equipment was written down to its estimated net realizable value of $-0- as of June 30, 1995.

       The purchased automated guided vehicle systems (AGVS) software was recorded at cost and was being amortized using the greater of the straight-line method over the estimated economic life, generally five years, or the ratio of current revenues to estimated total revenues of each product. The amount by which the unamortized costs of computer software exceed the net realizable value of the software is charged to expense in the period it is first determinable. Unamortized costs of $243,192 and $29,361 were charged to expense in 1995 and 1994, respectively. During 1994, fully amortized purchased AGVS software of $465,403 was written off.

       Income Taxes - In 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The adoption of SFAS 109 did not have a material impact on the financial statement.

       Research and Development - Acquisition of materials used in research and development activities which had alternative future uses were capitalized. All other research and development costs were charged to expense as incurred.

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS



       Per Share Data - Earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Outstanding stock warrants, options, and convertible preferred shares have not been included in the computation of the loss per common share since the effect would have been antidilutive.

       Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

       Impact of Recently Issued Accounting Standards - In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statements are effective for fiscal years beginning after December 15, 1995. The Company does not believe that adoption of the new standard will have a material effect on the financial statements.


3.     ACQUISITION OF AGV ACQUISITIONS INC.:

       On October 5, 1994, the Company acquired the net assets of AGV Acquisitions, Inc. (AGVI), a company wholly owned by certain of the Company's directors, which on the same date acquired substantially all of its net assets from SI Handling Systems, Inc. (SI). The acquired assets consisted primarily of technology, inventories, equipment and machinery, and contract rights. An affiliate of a former director advanced $250,000 at closing of the acquisition on behalf of the Company. SI failed to provide certain consents and waivers, and subsequent to the Company filing for bankruptcy, SI seized control of the disputed assets. Apogee and SI reached a compromise agreement in September 1995 to unwind the transaction. The agreement was approved by the bankruptcy court in October 1995. The Company's investment in AGVI, originally recorded at $250,000 paid at closing, was reduced to the $150,000 which SI agreed to remit to the Company in accordance with the Compromise Agreement.

       The Company has not consolidated the assets of AGVI as of June 30, 1995 since control was temporary; claims filed by AGVI's creditors and employees have been included in liabilities subject to compromise as disputed claims.


4.     INVENTORIES:

       Inventories consist of the following at June 30:

                                                                             1995            1994
                                                                         -----------      ----------
       Robotics components and assembly supplies                          $   10,491      $ 727,055

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS



                            Work-in-process                                                           -           17,822
                            Finished vehicles                                                         -          204,861
                            Valuation reserve                                                         -         (650,000)
                                                                                               ----------      ---------

                                                                                               $   10,491      $ 299,738
                                                                                               ==========      =========

         Inventory has been written down to estimated net realizable value, and cost of revenues and sales for 1994 include a corresponding charge of $430,000. The fourth quarter of 1994 includes a charge of $405,000 of the annual write down.

5.       NONMARKETABLE SECURITIES:

         In March 1993, the Company acquired 100,000 shares of the common stock of ACT Teleconferencing Services, Inc. (ACT), representing approximately 7% interest, in exchange for 39,000 shares of the Company's Series A Preferred Shares. The common stock of ACT is not publicly traded. The investment was valued at $195,000, based on the fair market value of the Company's stock at the date of exchange. During March 1994, the Company sold 25,000 shares of ACT for $62,500, realizing a gain of $10,625. During June 1994, the Company recorded a charge of $71,250 to reflect the remaining shares at estimated net realizable value. During fiscal 1995, the remaining 75,000 shares of ACT were sold for a loss of $3,750.

         In June 1993, the Company acquired 200,000 shares of restricted common stock of Princeton Electronic Products, Inc. (Princeton) in exchange for 666,666 shares of the Company's restricted common stock. The investment was valued at $215,625, based on the fair market value of the Company's stock at the date of exchange. In September 1993, the Company acquired an additional 333,334 shares of restricted common stock of Princeton, in exchange for 333,334 shares of the Company's restricted common stock. The investment was valued at $250,000, based on the fair market value of the Company's stock at the date of exchange. During June 1994, the Company recorded a charge of $265,625 to reflect its entire investment in Princeton at estimated net realizable value. All of the Princeton shares collateralized a $200,000 note payable. In fiscal 1995, the note holder enforced his security interest and obtained ownership of the 533,334 shares of Princeton.

         During 1994, the Company acquired 100,000 restricted common shares of Loronix Information Systems, Inc. in exchange for 60,000 Series D Preferred shares and 40,000 Series F preferred shares. The investment was valued at $730,800, based on the fair market value of the Company's stock at the date of exchange. During June 1994, the Company recorded a charge of $434,550 to reflect the investment at estimated net realizable value. In June 1995, the Company sold 40,000 shares of Loronix stock at no gain or loss. The remaining 60,000 shares are held by a third party until a dispute related to the shares is resolved. A note holder claims the shares

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS



         collateralize the related note payable under a pledge agreement. The Company maintains that the return of the stock certificate to an officer of the Company resulted in non-enforceability of the pledge agreement.


6.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

         The Company's costs and estimated earnings on uncompleted contracts consist of the following components at June 30, 1994:

              Costs incurred on uncompleted contracts           $   3,007,024
              Estimated earnings                                     (741,227)
                                                                 ------------
                                                                    2,265,747

              Less billings to date                                 2,308,328
                                                                 ------------

                                                                 $    (42,581)
                                                                 ============


         Included in accompanying balance sheets under the following captions:

              Costs and estimated earnings in excess of billings
                on uncompleted contracts                               $176,650
              Billings in excess of costs and estimated earnings
                on uncompleted contracts                                219,231
                                                                       --------
                                                                       $(42,581)
                                                                       ========


7.       NOTES PAYABLE:

         Following is a summary of notes payable:

                                                                                    1995             1994
                                                                                 ------------      ---------
              Notes Payable

              Line-of-credit agreement with a bank, paid in full                 $   -             $ 181,000
              in October

              Notes payable with a bank collateralized by contract                   -                31,427
              receivables, inventory, equipment, and intangible
              assets, paid in full in October 1994.

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS



                                                                                    1995              1994
                                                                                  ---------         ---------

              Notes payable with combined face amount of $300,000.  The notes      100,000           283,668
              were issued with cash payments of $22,000.  A $200,000 note was collateralized by 533,334 shares of Princeton.  During fiscal
              1995, the note holder enforced his security interest and
              obtained ownership of the Princeton stock.  However, the note holder has filed a claim in bankruptcy for both notes.  The
              $100,000 note is included in liabilities subject to compromise at June 30, 1995.

              Other.                                                                 -                30,010
                                                                                  ---------         ---------

                            Total notes payable                                   $ 100,000         $ 526,105
                                                                                  =========         =========

              Notes Payable - Related Parties
              -------------------------------

              An unsecured note payable to a former director of the Company       $ 100,000         $ 100,000
              with a balance of $100,000 at June 30, 1994 and 1995. The note was issued together with 20,000 shares of the Company's common stock and $10,000 cash payments.  Note is included in
              liabilities subject to compromise at June 30, 1995.

              A note payable to a former director of the Company with a face amount of $200,000. The note was issued with a cash payment of
              $15,000. During September 1994, the Company agreed to exchange
              60,000 shares of Loronix Information Systems, Inc., with a carrying value of $168,255, in full payment of the note. The exchange was not completed. The note is included in liabilities
              subject to compromise at June 30, 1995.                               200,000           188,534
                                                                                  ---------         ---------
                            Total notes payable - related parties                 $ 300,000         $ 288,534
                                                                                  =========         =========


                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS



8.       LIABILITIES SUBJECT TO COMPROMISE:

         Liabilities recorded by the Debtor that will be subject to compromise under a plan of reorganization as of June 30, 1995 consist of the following:

                                  Undisputed priority claims filed by former employees                         $   37,753
                                  Undisputed claims filed by tradercreditorssand miscellaneous                    330,980

                                           claims
                                  Undisputed claim filed by note holder                                           100,000
                                  Accrued payroll taxes                                                           131,673
                                  Other, including accrued interest on notes payable                              174,956
                                                                                                               ----------
                                                  Subtotal - undisputed claims                                  1,002,518
                                                                                                               ----------

                                  Disputed claims filed by trade creditors of AGVI                                411,688
                                  Disputed claims filed by former employees of AGVI                                81,079
                                  Disputed warranty claims by former customers                                    239,036
                                  Disputed claims filed by former trade creditors                                 154,064
                                  Disputed claims filed by former employees                                       943,747
                                                                                                               ----------
                                              Subtotal - disputed claims                                        1,829,614
                                                                                                               ----------
                                  Related Parties
                                  ---------------

                                  Notes payable to former director                                                100,000
                                  Notes payable to former director                                                200,000
                                  Advances from an affiliate of a former director                                 365,000
                                                                                                               ----------
                                                                                                                  665,000
                                                                                                               ----------

                                              Total                                                            $3,497,132
                                                                                                               ==========


         The Company is in the process of disputing certain claims filed, including all claims filed by former employees and trade creditors of AGV Acquisitions, Inc. Management of the Company believes that such liabilities represent a liability of SI Handling, Inc. The Company is unable to predict whether or not it will be successful in disputing claims filed.

         No provision has been made for the effect of preference or other actions as they cannot be determined at this time.

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS



9.       STOCKHOLDERS' EQUITY:

         Following is a summary of preferred stock authorized, issued, and outstanding as of June 30, 1995 and 1994:

                                                                                                                   Par Value
                                                                                                          --------------------------
                                                             Title                                           1995          1994
                          ----------------------------------------------------------------------------    -----------  -----------
                          Series  A Preferred  Shares -  $.01 par value;  11,000 shares authorized;  no   $    -       $  -
                          shares  issued or  outstanding; noncumulative;  convertible to  ten shares of the Company's common stock.

                          Series B  Preferred Shares  - $.01  par value;  6,300  shares authorized;  no        -           -
                          shares  issued or outstanding;  noncumulative; convertible  to ten  shares of the Company's common stock.

                          Series C  Preferred Shares - $.01 par value; 1,200,000 shares authorized; -0-        -         10,129
                          and  1,012,912 shares   issued  and   outstanding,  respectively;   aggregate
                          liquidation  preference   $607,647;  $.05 per   share  annual   dividend,  if
                          declared; noncumulative;  convertible to  one share  of the  Company's common stock.

                          Series E  Preferred Shares -  $.01 par value;  200,000 shares authorized; -0-        -            300
                          and  30,000  shares  issued  and  outstanding,  respectively;  noncumulative;
                          convertible to ten shares of the Company's common stock.

                          Series  F Preferred Shares  - $.01  par value;  40,000 shares authorized, -0-        -            400
                          and  10,000  shares  issued and  outstanding,  respectively;  $.70 per  share annual  dividend, if  declared; noncumulative;  convertible to  ten shares of the Company's common stock.

                          Preferred  Stock -  $0.1 par value;  8,542,700 shares  authorized; no  shares        -          -
                          outstanding.

                          Series  G Preferred  Shares  - $.01  par  value; 100,000  shares  authorized,        -          -
                          aggregated  liquidation  preference  $1,000,000;  $.20 semi-annual  dividend, cumulative; convertible to common stock of the Company based on the ratio  of
                          $10 divided by  the average closing bid  price of the Company's  common stock for the 30-day period  preceding conversion.  This series was  authorized for purposes of the  AGVI acquisition.  The  shares were returned to  the Company
                          when the transaction was unwound.                                               -----------  ----------

                                                                                                          $    -       $ 10,829
                                                                                                          ===========  ==========

         During August 1994, all shares of preferred stock outstanding were converted to 1,712,912 shares of the Company's common stock.

         During 1993, the Company issued 633,637 units consisting of one share of common stock and one common stock purchase warrant in a private placement for $.44 per unit. Two warrants entitled the holder to purchase one share of common stock for $.75 per share. Additionally, the Company received subscription agreements totaling $29,200 to purchase an additional 66,364 units. Proceeds from the subscribed agreements were received in July 1993.

         During 1993, warrants to purchase 300,000 shares of the Company's common stock at prices ranging from $.75 to $1.00 per share were issued to financial consultants.

         During 1993, warrants to purchase 80,000 shares of common stock at $1.50 to $1.88 per share were extended for one year from the original expiration date.

         During August 1993, the Company received net proceeds of $300,094 from a private offering of 63,700 shares of Series B Preferred Shares and Class A and Class B warrants entitling the holders to purchase a total of 637,000 shares of the Company's common stock. Class A warrants entitle the holders to purchase 318,500 shares of common stock for $1.00 per share. Class B warrants entitle the holders to purchase 318,500 shares of common stock for $2.00 per share. All warrants expired in July 1995. During September 1993, the outstanding Series B Preferred Shares were converted to 637,000 shares of the Company's common stock.

         During September 1993, the Company issued 333,334 shares of common stock in exchange for 333,334 shares of common stock of Princeton Electronic Products, Inc.

         During 1993, the Company received net proceeds of $476,092 from the private offering of 1,012,912 shares of Series C Preferred Shares and Class A and Class B warrants entitling the holders to purchase a total of 1,012,912 shares of the Company's common stock. Class A warrants entitle the holders to purchase 506,456 shares of common stock for $1.00 per share. Class B warrants entitle the holders to purchase 506,456 shares of common stock for $2.00 per share. Class A warrants expired in October 1995 and Class B warrants expire in October 1996.

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS



         During May 1994, the Company issued 250,000 shares of common stock to an officer of Conagher for consulting services.

         On May 12, 1994, Apogee entered into a Stock Subscription Agreement with Conagher, wherein Apogee exchanged 6,000,000 shares of its common stock for 6,000,000 shares of Conagher's preferred stock. The Subscription Agreement provided that between June 15, 1994 and September 15, 1994, Conagher would redeem all or a portion of its preferred shares for $2,000,000. At the end of that period, shares of Conagher preferred stock that remained unredeemed could be exchanged by Apogee for an equal number of shares of Apogee's common stock held by Conagher. Simultaneous with the execution of the Subscription Agreement, Conagher assigned, conveyed, transferred, or sold (which cannot be determined by Apogee) 5,200,000 shares of the Apogee common stock it acquired from Apogee under the Subscription Agreement, to Importationes y Exportationes, SA ("IMEXSA"), a Nicaraguan company, that subsequently filed a Regulation S registration of the Apogee common stock. On June 5, 1994, Conagher agreed to purchase an additional 3,000,000 shares of Apogee's common stock for $1,000,000.

         On September 23, 1994, Apogee and Conagher entered into an Amended and Restated Stock Acquisition Agreement, amending the May 12, 1994 Subscription Agreement and terminating the June 5, 1994 agreement. This Revised Agreement reduced the total payments to Apogee from $3,000,000 to $1,200,000. It also provided for the purchase of an additional 1,750,000 shares of Apogee's common stock for $310,000 prior to October 1, 1994. The Revised Agreement was purportedly ratified by Apogee's Board of Directors. The Company contends that the Revised Agreement never closed.

         As of June 30, 1994, 1,021,400 shares were redeemed for $175,000 by Conagher. During fiscal 1995, an additional $663,921 was received from Conagher, and $23,623 of the Company's liabilities were paid on behalf of the Company. Additionally, $115,000 was received from another entity which was apparently on behalf of Conagher. However, this entity has filed claims in bankruptcy for this amount, therefore, it has been recorded as an advance.

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS



         A summary of common stock purchase warrants outstanding at June 30, 1995 is as follows:

                                                                         Number of         Exercise           Expiration
                                   Issued For                             Shares             Price               Date
                    ----------------------------------------         ----------------   --------------   --------------------
                    Common stock                                   506,456                    $1.00          October 1995*
                    Common stock                                   506,456                    $2.00          October 1996
                    Common stock                                   293,750                    $0.75         September 1995*
                    Common stock                                   318,500                    $1.00            July 1995*
                    Common stock                                   318,500                    $2.00            July 1995*
                    Services                                       150,000                    $1.00           January 1998
                    Services                                       150,000                    $0.60          December 1996
                    Services                                       100,000                    $3.00            July 1995*
                    Services                                       100,000                    $0.75           January 1998
                    Short-term debt                                 56,250                    $0.75          September 1996
                    Services                                        50,000                    $0.88          February 1998
                                                                 ---------
                    Total shares reserved for common stock       2,549,912
                                                                 =========
                                 purchase warrants
         ------------------------

         *  Warrants expired unexercised subsequent to June 30, 1995.

10.      STOCK OPTION PLANS:

         The Company maintained the 1987 and 1988 Incentive Stock Option Plans which provide for the grant of up to 300,000 shares of the Company's common stock in the 1987 plan and 700,000 shares in the 1988 plan. A 1994 Incentive Stock Option Plan for 800,000 shares was terminated when it was not submitted for approval by stockholders.

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS



         Options granted pursuant to the stock option plans were incentive stock options within the meaning of the Internal Revenue Code. The exercise price of the options granted under the plans was not less than the fair market value of the common stock. The options were granted for terms of five or ten years. No options were exercisable until at least one year following the date of the grant, and the options were subject to certain acceleration and termination provisions.

         A summary of incentive stock option activity is as follows:

                                                                Number of            Option            Exercisable
                                                                  Shares             Price            Option Shares
                                                                -------------   ----------------   ------------------
                            Outstanding, July 1, 1992              916,697          .50-$2.25            653,822

                                 Granted                            10,000              $ .53              -

                                 Exercised                           -                  $ -                -

                                 Cancelled                          (2,000)             $ .94              -
                                                                ----------
                            Outstanding, June 30, 1993             924,697         $.50-$2.25            820,947

                                 Granted                           834,000          $.69-$.81              -

                                 Exercised                          (5,000)             $ .50              -

                                 Cancelled                        (129,294)        $.50-$2.25              -
                                                                ----------         ----------

                            Outstanding, June 30, 1994           1,624,403         $.50-$2.00            764,403

                                 Cancelled                      (1,624,403)        $.50-$2.00
                                                                ----------
                            Outstanding, June 30, 1995               -                  -                  -
                                                                ==========

         Directors of the Company had nonqualified options to purchase 125,000 shares of common stock at prices ranging from $.50 to $1.375 per share. The options were terminated in fiscal 1995 pursuant to the terms and conditions of the plan.

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS





11.      INCOME TAXES:

         The Company has net operating loss carryforwards of approximately $11 million available to offset future taxable income, if any; the net operating losses expire in varying amounts beginning in 1998 through 2010. However, the net operating losses may be limited on an annual basis due to changes in control.

         The components of deferred tax assets (liabilities) in the balance sheet, which are fully eliminated by a valuation allowance, are as follows:

                                                                                                1995                  1994
                                                                                             ----------            ----------
       Net operating loss carryforwards                                                      $3,736,000            $2,303,000
       Inventory reserves                                                                        66,000               182,000
       Investment value reserves                                                                105,000               216,000
       Disputed claims                                                                          714,000                43,700
       Other, net                                                                                78,000                 -
                                                                                             ----------            ----------
                                                                                              4,699,000             2,744,700
       Less valuation allowance                                                              (4,699,000)           (2,744,700)
                                                                                             ----------            ----------

       Net deferred tax asset                                                                $    -                $    -
                                                                                             ==========            ==========

12.      CASH FLOW INFORMATION:

         The supplemental disclosures for the statements of cash flows are as follows:

                                                                                June 30,
                                                           --------------------------------------------------
                                                                 1995                1994             1993
                                                           -------------       -------------     ------------
       Cash paid during the year for interest              $   23,128          $ 122,455         $  12,001
       Noncash investing and financing activities:
                Common stock and preferred shares
                      issued for common and preferred
                      shares of investees                  $    -              1,983,750         $ 410,235
                Common stock and compensatory stock
                      options and warrants issued for
                      services and premiums on short-
                      term debt                            $   50,000          $ 105,469         $  57,128

                             APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS



                                                                      June 30,
                                                  ---------------------------------------------
                                                     1995             1994              1993
                                                  ----------       ----------       ----------
       Exchange of preferred shares for
             common shares                        $  830,894          $   -             $   -
       Advance from affiliate of Conagher         $  250,000          $   -             $   -
             paid for acquisition of AGVI
       Surrender of investments in payment
             of debt                              $  400,000          $   -             $   -


13.      MAJOR CUSTOMERS:

         Two customers in 1993 and four customers in 1994 accounted for 10% or more of the Company's revenue earned. The percentages of the Company's revenues earned from these customers totaled 62.1% and 22.2% in 1993 and 24.8%, 17.3%, 14.8%, and 10.1% in 1994.


14.      CONTINGENCIES:

         The Company is a defendant in certain legal actions with creditors, investors and former investors. These actions include an action filed by Conagher against Apogee, certain company managers and directors, and the Company's former auditors and legal counsel, alleging various securities violations and misrepresentations, seeking damages in an unspecified amount. Conagher has filed a proof of claim for $978,436 related to this litigation, which is disputed by the Company and has not been included in liabilities subject to compromise at June 30, 1995. The Company plans to assert counter claims against Conagher, Pat Hayton, and others. All pre- petition claims will be subject to settlement in accordance with a plan of reorganization.

                                    EXHIBIT INDEX


EXHIBIT
NUMBER       EXHIBIT DESCRIPTION                                                                          PAGE
-------      -------------------                                                                          ----

3 (a)   Articles of Incorporation         Incorporated by reference to Exhibit 3(a) to the Company's
                                          Registration Statement on Form S-18, Registration No.
                                          2-87181-D.

  (b)   Amended Articles                  Incorporated by reference to Exhibit 3(c) of the Company's
                                          Registrations Statement, Registration No. 33-7805.

  (c)   Bylaws                            Incorporated by reference to Exhibit 3(b) to the Company's
                                          Registration Statement on Form S-18, Registration No.
                                          2-87181-D.

  (d)   Amended Bylaws                    Incorporated by reference to Exhibit 3(d) to the Company's
                                          Registration Statement, Registration No. 33-7805.

4 (a)   Specimen copy of                  Incorporated by reference to Exhibit 4(a) to the Company's
        Stock certificate                 Registration Statement on Form S-18, Registration No.
                                          2-87181-D.

  (b)   Warrant Agreement                 Incorporated by reference to Exhibit 4(c) to the Company's
        respecting Redeemable             Registration Statement, Registration No. 33-7805.
        Purchase Warrants

  (c)   Form of Warrant                   Incorporated by reference to Exhibit 4(d) to the Company's
        Certificate                       Registration Statement, Registration No. 33-7805.

10(a)   License Agreement                 Incorporated by reference to Exhibit 10(b) to the
                                          Company's  Registration Statement on Form S-18,
                                          Registration No. 2-87181-D.

  (b)   Supply Agreement                  Incorporated by reference to Exhibit 10(c) to the
                                          Company's Registration Statement on Form S-18,
                                          Registration No. 2-87181-D.

  (c)   Amendment to License              Filed as Exhibit 10(e) to the Company's Registration
                                          Agreement Statement on Form S-1, Registration No. 33-7805.

  (d)   License Agreement with            Incorporated by reference to Exhibit 10(h) to the
        Hewlett-Packard Company           Company's Registration Statement, Registration No.
                                          33-7805.

  (e)   Agreement with Stow               Filed as Exhibit 10(e) to the Company's Registration
        International NV                  Statement on Form S-1, Registration No. 33-42749.

  (f)   Amended and Restated              Filed as Exhibit 10(f) to the Company's Report on Form

                                    EXHIBIT INDEX


EXHIBIT
NUMBER       EXHIBIT DESCRIPTION                                                                          PAGE
-------      -------------------                                                                          ----
         Stock Acquisition                 8-K dated September 23, 1994.
         Agreement

   (g)   Asset Purchase Agreement          Filed as Exhibit 10(g) to the Company's Report on Form
         relating to SI Handling           8-K dated September 23, 1994.
         Systems

   (h)   Consulting Agreement              Filed as Exhibit 10(h) to the Company's Report on Form
         (Pat Hayton)                      8-K dated September 23, 1994.

   (i)   Employment Agreement              Filed as Exhibit 10(i) to the Company's Report on Form
         (James R. Currier, Sr.)           8-K dated September 23, 1994.

   (j)   Asset Purchase Agreement          Filed with this report.
         between FMC Corporation
         and Apogee

   (k)   Settlement Agreement              Filed with this report.
         between SI and Apogee

11       Statement regarding computation   None
         of per share
         earnings

18       Letter regarding change in        None
         accounting principles

23       Consents of experts and           Filed with this report.
         counsel

27       Financial Data Schedule           Filed with this report.