Form 10-Q
period 1994-09-30
APOGEE ROBOTICS INC
filed 1996-02-05
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994.
                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
Commission File No.  0-8489

                              APOGEE ROBOTICS, INC.
             (Exact name of Registrant as specified in its charter)

               COLORADO                                    84-0916585
        (State of incorporation)                           (IRS Employer
                                                          Identification NO.)
         1625 Broadway, Suite 1600
              enver, Colorado                                   80202
(Address of Principal Executive Office)                       Zip Code


       Registrant's telephone number, including Area Code: (303) 573-1600

                                       N/A
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 X
               YES                                 NO



                      APPLICABLE ONLY TO CORPORATE ISSUES:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class of Stock         No.  of Shares Outstanding                Date
--------------         --------------------------                ----
Common Stock                   18,195,022                   January 24, 1996

                              APOGEE ROBOTICS, INC.
                                   10-Q INDEX
                               September 30, 1994


                                                                        PAGE NO.

Part I - Financial Information

         Item 1. - Financial Reports

                  Balance Sheets - September 30, 1994 and
                    June 30, 1994                                        3 - 4


                  Statements of Operations - Three months
                    Ended September 30, 1994 and 1993                      5

                  Statements of Cash Flows - Three months
                    Ended September 30, 1994 and 1993                      6

                  Notes to Financial Statements                          7 - 8

         Item 2. - Management's Discussion and Analysis of
                  the Financial Condition and Results of
                  Operations                                             9 - 11

Part II - Other Information

         Item 5. - Other Information                                    12 - 13

         Item 6. - Exhibits and Reports on Form 8-K                        14

         Signatures                                                        15

PART I - FINANCIAL INFORMATION

Item 1. Fiancial Statements.


                                               APOGEE ROBOTICS, INC
                                              (Debtor-in-Possession)

                                                  BALANCE SHEETS



                                                                       September 30,             June 30,
                                                                       1994                      1994

                                                     ASSETS

Current Assets
         Cash                                                          $   43,333                $    49,675
         Certificates of deposit                                          200,000                    200,000
         Contract receivables                                             114,954                      7,317
         Inventories                                                      319,390                    299,738
         Costs and estimated earnings in excess of billings on
         uncompleted contracts                                            223,242                    176,650
         Nonmarketable securities at net realizable value, aggregate
         cost of $1,726,665 and $1,595,675, respectively                  967,140                    824,250
         Other current assets                                             107,617                    106,133
                                                                       ----------                    -------
                  Total current assets                                  1,975,676                  1,663,763
                                                                        ---------                  ---------

OTHER ASSETS
         Purchased AGVS software, net                                    321,944                    345,126
         Equipment, net                                                  109,805                    130,873
         Deposits and other assets                                        35,513                     17,397
                                                                          ------              -------------
                  Total other assets                                     467,262                    493,396
                                                                         -------               ------------

TOTAL ASSETS                                                          $2,442,938                 $2,157,159
                                                                      ----------                 ----------



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Notes payable                                                  $  539,289                $   526,105
         Note payable - related party                                      338,534                    288,534
         Accounts payable                                                  360,002                    268,719
         Estimated losses on uncompleted contracts                         107,766                    107,766
         Other accrued liabilities                                         147,388                    178,018
         Billings in excess of costs and estimated earnings on
         uncompleted contracts                                             160,814                    219,231
                                                                           -------               ------------
                  Total current liabilities                              1,653,743                  1,588,373
                                                                        ----------                -----------

STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value; 100,000 shares authorized;
         1,082,912 shares outstanding in 1994                                                         10,829
         Common stock, no par value; 50,000,000 shares authorized;
         18,205,151 and 16,472,110 shares issued and outstanding in
         1995 and 1994, respectively                                   10,849,047                  9,968,153
         Redeemable preferred stock of invested received in
         exchange for common stock                                       (165,456)                  (600,000)
         Other capital                                                     33,349                    853,414
         Accumulated deficit                                           (9,927,745)               (9,663,610)
                                                                       -----------               -----------
                  Total stockholders' equity                              789,195                   568,786
                                                                       -----------               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $2,442,938                $2,157,159
                                                                       ----------                ----------


                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                 Three Months Ended
                                                                    September30,
                                                              1994              1993

CONTRACT REVENUES AND SALES                                     $424,170      $385,005

COSTS OF REVENUES AND SALES                                      432,942       365,022
                                                                ---------     ---------

GROSS PROFIT (LOSS)                                               (8,772)       19,983
                                                              -----------     ----------

OPERATING EXPENSES:
         Selling, G & A                                          234,204       221,317
         Research & Development                                        -         3,706
                                                              -----------     -----------

Total Operating Expenses                                         234,204        225,023
                                                               ---------        ---------

LOSS FROM OPERATIONS                                            (242,976)      (205,040)
                                                               ---------        ---------

OTHER INCOME (EXPENSES):
         Investment gains (losses)                                    -                -
         Interest expense                                       (22,577)         (12,990)
         Other, net                                                1,418               -
                                                              ----------        ---------

                  Net other income (expense)                    (21,159)          (12,990)

NET LOSS                                                      $(264,135)        $(218,030)
                                                              ==========        ==========

LOSS PER COMMON SHARE                                         $    (.02)     $       (.02)
                                                              ==========        ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                           17,620,718         8,721,672
                                                              ----------        ----------

                                               APOGEE ROBOTICS, INC.
                                              (Debtor-in-Possession)

                                             STATEMENTS OF CASH FLOWS



                                                                              FOR THE
                                                                              THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                             1994             1993

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                         $ (264,135)      $  (218,030)
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amoritization                              44,250            41,458
         Increase (decrease) from changes in assets and liabilities:
                  Contract receivables                                      (114,954)         (97,491)
                  Inventories                                                (19,652)         (22,315)
                  Cost and estimated earnings in excess of billings on
                      uncompleted contracts                                  (46,952)         (33,884)
                  Precontract costs                                                           (84,154)
                  Accounts payable and accrued liabilities                   110,603                -
                  Billings in excess of costs and estimated earnings on
                      uncompleted contracts                                  (58,417)         (59,991)
                  Other                                                      (12,283)         (20,193)
                                                                             --------   --------------
              Net cash used in operating activities                        (361,180)        (494,600)
                                                                       -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of certificates of deposit
         Redemptions of certificates of deposit
         Proceeds from investments                                            21,250                -
         Purchase of AGVS software                                                 -          (25,308)
         Other                                                                     -           (3,038)
                                                                       -------------   ---------------
              Net cash provided by (used in) investing activities             21,250           (28,346)
                                                                       -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash advance from an affiliate of a former director                  50,000                 -
         Borrowings under short-term debt agreements                          19,000                 -
         Repayments under short-term debt agreements                          (5,816)          (50,762)
         Proceeds from issuance of common stock and common stock
              warrants                                                       270,404                 -
         Proceeds from issuance of preferred shares                                -           411,437
         Deferred offering costs                                                   -           (5,450)
                                                                       -------------     --------------
              Net cash provided by financing activities                      333,588           355,255
                                                                       -------------     --------------

DECREASE IN CASH                                                              (6,342)         (167,721)

CASH, at beginning of year                                                    49,675           171,527
                                                                       ------------      -------------

CASH, at end of year                                                     $    43,333     $      3,806
                                                                       -----------      --------------


Apogee Robotics, Inc.
Notes to Financial Statements


1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1994 and June 30, 1994 and the results of its operation and the statements of cash flows for the three month periods ended September 30, 1993 and 1994.

The accounting policies followed by the Company are set forth in the 1994 Apogee Robotics, Inc. 10-K Annual Report.

2. Inventories at September 30, 1994 and June 30, 1994 consisted of robot components, assembly parts and AGVS vehicles.

3. Earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Outstanding convertible preferred stock, common stock warrants and options have not been included in the computation of net (loss) per common share when the effect would have been antidilutive.

4. Contingencies.
         (a) Apogee had significant capital commitments as a result of its purchase of the AGVS Division of SI Handling Systems, Inc. for $2,000,000 in cash and $1,000,000 in convertible preferred stock. Should Apogee be unable to complete the subscription of additional equity offerings, the Company will be unable to fund this acquisition. Furthermore, should funding from Conagher terminate, there is a significant probability that the Company will be unable to fund any current operations.

         During the period, Conagher and Apogee amended the original Stock Acquisition Agreements, reducing the total subscription by Conagher from $3 million to approximately $1.2 million. Furthermore, shortly after the conclusion of the current three month period, an article appeared in The Wall Street Journal raising substantial issues concerning Conagher's principal stockholder and Apogee's Chairman, Pattinson Hayton, III, which seriously jeopardized the Company's access to other sources of equity funding. Despite assurances from Hayton that the contents of this article were patently false, the reduction of the Conagher subscription funding and inaccessibility of funding from other equity sources as a consequence of The Wall Street Journal article, pose serious questions regarding the Company's ability to fund current operations and obligations. (See Part II, Item 5, Relationship with Conagher below for a discussion of this matter.)

        Subsequent to the conclusion of the quarter ended September 30, 1994, Conagher revoked its obligations under the amended subscription agreement on November 21, 1994. This revocation caused the collapse of the SI acquisition resulting in the suspension of operations November 28, 1994 and the declaration of bankruptcy on December 9, 1994. Conagher initiated legal action against the Company and certain of its officers and directors on December 2, 1994 alleging financial misrepresentation.

         (b) As reported in prior filings, AGV Acquisitions, Inc. ("AGV") (which became Apogee's wholly owned subsidiary simultaneous with the acquisition) acquired SI's AGVS Division on October 4, 1994 for $2,000,000 cash and $1,000,000 in convertible preferred stock. Closing was evidenced by the payment of $250,000 cash (which management subsequently discovered was funded by Quadrax Corporation rather than Conagher under the Revised Agreement). Amendment #2 to the Asset Purchase Agreement between AGV and SI, required SI to furnish Apogee with certain assignment consents and lein waivers no later than November 4, 1994, which items were omitted under the original purchase documentation. After receipt of those consents and waivers, Apogee would be required to pay an additional $250,000 to close the transaction. SI subsequently failed to provide these consents and waivers. Apogee management attempted to restructure certain terms and conditions of the Asset Purchase Agreement to avoid declaration of default. Hayton's abrupt resignation from Apogee's Board of Directors and revocation of Conagher's stock subscription agreements with Apogee terminated those negotiations.

         The Company initiated an Adversary Proceeding against SI in the Denver Bankruptcy Court on January 20, 1995. A compromise agreement between the parties was entered into on September 12, 1995, that was approved by the Bankruptcy Court on October 30, 1995.

         (c) Management is unable to ascertain with any certainty to amount and extent of creditor claims that may be filed against the bankruptcy estate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Revenues derived from long-term contracts are recognized according to the percentage-of-completion method, measured by the percentage of costs incurred to date versus the estimated total contract cost for each contract. Costs include materials, direct labor, subcontractors, and engineering and maunfacturing overhead. Provision for estimated losses is made in the period for which they become determinable.

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

Liquidity and Capital Resources

         Apogee's current assets increased 18.7% to $1,975,676 on September 30, 1994 from $1,663,763 on June 30, 1994. This increase was the result of the following conditions:

         1) Increase in contract receivables from $7,317 on June 30, 1994 to $114,954 on June 30, 1994 which was the result of billings on AGVS contracts during the period; and

         2) Inventories and Costs and estimated earnings in excess of billings on uncompleted contracts collectively increased 13.9% from $299,738 and $176,650 respectively on June 30, 1994 to $319,390 and $223,242 respectively on September 30, 1994 as a result of work on existing AGVS projects.

         3) Investments increased 17.3% from June 30, 1994 to September 30, 1994 to $967,140 as a result of proceeds from Conagher's redemption of its preferred shares under its subscription agreement with the Company in the Company's subscequent quarterly period.

         Current liabilities increased 4.1% on June 30, 1994 to $1,653,743 on September 30, 1994 primarily as a result of increases in Accounts payable and Accrued liabilities associated with increased activity on AGVS projects. Apogee had no long-term debt.

         Total shareholder's equity increased 38.7% to $789,195 on September 30, 1994 from $568,786 on June 30, 1994 as a result of the redemption of the Conagher preferred shares by Conagher. This increase was offset by the loss for the period of $264,135.

         Historically, the Company's operations have not generated cash. Apogee has derived working capital through public and private sales of its Common Stock and from short-term borrowings. Since 1983, the Company has received approximately $9.5 million from the sale of its Common Stock.

         Apogee had significant capital commitments as a result of its purchase of the AGVS Division of SI Handling Systems, Inc. for $2,000,000 in cash and $1,000,000 in convertible preferred stock. Should Apogee be unable to complete the subscription of additional equity offerings, the Company will be unable to fund this acquisition. Furthermore, should funding from Conagher terminate, there is a significant probability that the Company will be unable to fund any current operations.

         During the period, Conagher and Apogee amended the original Stock Acquisition Agreements, reducing the total subscription by Conagher from $3 million to approximately $1.2 million. Furthermore, shortly after the conclusion of the current three month period, an article appeared in The Wall Street Journal raising substantial issues concerning Conagher's principal stockholder and Apogee's Chairman, Pattinson Hayton, III, which seriously jeopardized the Company's access to other sources of equity funding. Despite assurances from Hayton that the contents of this article were patently false, the reduction of the Conagher subscription funding and inaccessibility of funding from other equity sources as a consequence of The Wall Street Journal article, pose serious questions regarding the Company's ability to fund current operations and obligations. (See Part II, Item 5, Relationship with Conagher below for a discussion of this matter.)

         Subsequent to the conclusion of the quarter ended September 30, 1994, Conagher revoked its obligations under the amended subscription agreement on November 21, 1994. This revocation caused the collapse of the SI acquisition resulting in the suspension of operations November 28, 1994 and the declaration of bankruptcy on December 9, 1994. Conagher initiated legal action against the Company and certain of its officers and directors on December 2, 1994 alleging financial misrepresentation.

Results of Operations

         Revenues for the three month period ended Spetember 30, 1994 increased 10.2% over the comparable three month period ended September 30, 1993 to $424,170 due to a slight increase in contracts awarded. Cost of Revenues and Sales increased 18.6% to $432,942 over the same comparable periods and more significantly increased to 102.1% of Contract Revenues and Sales in the current three month period from 94.8% of Contract Revenues and Sales in the comparable three month period ended September 30, 1993, thus producing a Gross Loss in the current period of $8,772 from a Gross Profit in the comparable period of $19,983. This condition was the result of significant delays and cost overruns in the completion of the Levi Strauss and OEA projects.

         Total operating expenses as a percentage of Contract Revenues and Sales decreased from 58.4% in the three month period ended September 30, 1993 to 55.2% in the three month period ended September 30, 1994, and represented only a negiligible increase of 4% between the periods. This represented stable S,G, & A expenses between the periods. Notwithstanding the relatively stable S, G, & A expenses between the periods, the Company's Loss from Operations inflated 18.5% from $205,040 in the three month period ended September 30, 1993 to $242,976 in the three month period ended September 30, 1994. This loss reflected the continued inability of management to increase Contract Revenues and Sales sufficient to support S, G, & A expenses; to manage costs on projects with sufficient margins to support overhead costs; or reduce S, G, & A expenses to levels consistent with Contract Revenues and Sales.

         Company management believes that the AGVS industry is the victim of spurious technology proliferation that can be ameloriated only by the consolidation of AGVS suppliers. The Company's purchase of the AGVS assets of SI Handling Systems, Inc. and its aggressive pursuit of other AGVS acquisitions could generate sufficient "critical mass" to enhance the Company's prospects of increasing Contract Revenues and Sales, project management skills, and cost containment of S, G, & A expenses in the future.

                           PART II - OTHER INFORMATION

Item 5.  Other Information.

1)  Relationship with Conagher.

         On May 12, 1994, Apogee entered into a Stock Subscription Agreement with Conagher, wherein Apogee exchanged 6,000,000 shares of its Common Stock for 6,000,000 shares of Conagher's Preferred Stock. The Subscription Agreement provided that between June 15, 1994 and September 15, 1994, Conagher would redeem all or a portion of its Preferred Shares for $2,000,000. At the end of that period, shares of Conagher Preferred Stock that remained unredeemed could be exchanged by Apogee for an equal number of shares of Apogee's Common Stock held by Conagher. Subsequent to the execution of the Subscription Agreement, Conagher assigned, conveyed, transferred, or sold (which cannot be determined by Apogee) 5,200,000 shares of the Apogee Common Stock it acquired from Apogee under the Subscription Agreement, to Importationes y Exportationes, SA ("IMEXSA"), a Nicaraguan company, that subsequently filed a Regulation S registration of the Apogee Common Stock. On June 5, 1994, Conagher agreed to purchase an additional 3,000,000 shares of Apogee's Common Stock for $1,000,000.

         On September 23, 1994, officers of Apogee and Conagher executed an Amended and Restated Stock Acquisition Agreement (hereinafter the "Revised Agreement"), amending the May 12, 1994 Subscription Agreement and terminating the June 5, 1994 agreement. This Revised Agreement reduced the total payments to Apogee from $3,000,000 to $1,200,000. It also provided for the purchase of an additional 1,250,000 shares of Apogee's Common Stock for $250,000 prior to October 1, 1994.

         The Revised Agreement was purportedly ratified by Apogee's Board of Directors consisting of Hayton, principal officer, director, and shareholder of Conagher, and Apogee's Chairman; Sven Kraumanis and William G. Conway, both nominees of Conagher; and Robert Oliphant. The Company contends that the Revised Agreement never closed.

         Subsequent to the foregoing events, Apogee's management determined that the ratification of the Revised Agreement by Apogee's then current Board of Directors on September 21, 1994 was improper. Further investigation by Apogee management revealed other irregularities relating to Conagher's actions on behalf of Apogee, in addition to their ongoing obligations to Apogee under the various agreements. Negotiations with Conagher to cure these irregularities were complicated as a result of Hayton's chairmanship of the Company and his effective control of the Company's Board of Directors, as well as overseas travel by Mr. Hayton. Furthermore, an article in the October 13, 1994 edition of The Wall Street Journal revealed serious allegations regarding Hayton's character, integrity, and business practices that effectively terminated Apogee's access to public financial markets and damaged Apogee's reputation such that it could not execute it's published business plan.

         Subsequent negotiations with Conagher contained various unfulfilled commitments for funding the Company, which were ultimately terminated by the abrupt resignation of Hayton and his designees from Apogee's Board of Directors on November 21, 1994. In a press release by Conagher dated on the same day, Hayton accused Apogee and certain of its managers and directors of fradulent misrepresentation. Conagher initiated legal action against the Company and certain of its officers and directors on December 2, 1994 in the U.S. District Court for the Central District of California. This action was stayed as a result of the Company's bankruptcy filing December 9, 1994 and was removed to U.S. District Court for Colorado on February 16, 1995.

2)  Acquisition of SI Handling AGVS Division.

         As reported in prior filings, AGV Acquisitions, Inc. ("AGV") (which became Apogee's wholly owned subsidiary simultaneous with the acquisition) acquired SI's AGVS Division on October 4, 1994 for $2,000,000 cash and $1,000,000 in convertible preferred stock. Closing was evidenced by the payment of $250,000 cash (which management subsequently discovered was funded by Quadrax Corporation rather than Conagher under the Revised Agreement). Amendment #2 to the Asset Purchase Agreement between AGV and SI, required SI to furnish Apogee with certain assignment consents and lein waivers no later than November 4, 1994, which items were omitted under the original purchase documentation. After receipt of those consents and waivers, Apogee would be required to pay an additional $250,000 to close the transaction. SI subsequently failed to provide these consents and waivers. Apogee management attempted to restructure certain terms and conditions of the Asset Purchase Agreement to avoid declaration of default. Hayton's abrupt resignation from Apogee's Board of Directors and revocation of Conagher's stock subscription agreements with Apogee terminated those negotiations.

         The Company initiated an Adversary Proceeding against SI in the Denver Bankruptcy Court on January 20, 1995. A compromise agreement between the parties was entered into on September 12, 1995, that was approved by the Bankruptcy Court on October 30, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

b) Report on Form 8-K

         The Company filed a Form 8-K on September 23, 1994 announcing the Amended and Restated Stock Acquisition Agreement with Conagher, a Consulting Agreement with Pattinson Hayton, III, the purchase of the AGVS assets of SI, and the Employment Agreement with James R. Currier, Sr.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.



                              APOGEE ROBOTICS, INC.




Date:                         /s/ James R. Currier, Sr.
                              James R. Currier, Sr.
                              Chairman, President, C.E.O., & C.F.O.