Form 10-Q
period 1994-12-31
APOGEE ROBOTICS INC
filed 1996-02-05
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1994.
                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
Commission File No.  0-8489

                              APOGEE ROBOTICS, INC.
             (Exact name of Registrant as specified in its charter)

              COLORADO                                         84-0916585
      (State of incorporation)                               (IRS Employer
                                                           Identification NO.)
         1625 Broadway, Suite 1600
             Denver, Colorado                                  80202
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

         X
       YES                                 NO



                      APPLICABLE ONLY TO CORPORATE ISSUES:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class of Stock          No.  of Shares Outstanding                   Date
--------------          --------------------------                   ----
Common Stock                    18,195,022                      June 24, 1996

                              APOGEE ROBOTICS, INC.
                                   10-Q INDEX
                                December 31, 1994


                                                                       PAGE NO.

Part I - Financial Information

         Item 1. - Financial Reports

                  Balance Sheets - December 31, 1994 and
                    June 30, 1994                                      3 - 4


                  Statements of Operations - Three and six month
                    Periods Ended December 31, 1994 and 1993             5

                  Statements of Cash Flows - Three months
                    Ended December 31, 1994 and 1993                     6

                  Notes to Financial Statements                        7 - 8

         Item 2. - Management's Discussion and Analysis of
                  the Financial Condition and Results of
                  Operations                                           9 - 11

Part II - Other Information

         Item 1. - Legal Proceedings                                    12

         Item 5. - Other Information                                   12 - 16

         Item 6. - Exhibits and Reports on Form 8-K                      16

         Signatures                                                      17

                         PART I - FINANCIAL INFORMATION

                              APOGEE ROBOTICS, INC
                             (Debtor-in-Possession)

                                  BALANCE SHEET

                                                                       December 31,              June 30,
                                                                       1994                      1994

                                                     ASSETS

Current Assets
         Cash                                                          $   45,573                $    49,675
         Certificates of deposit                                                                     200,000
         Contract receivables                                                                          7,317
         Inventories                                                       31,000                    299,738
         Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                                       176,650
         Nonmarketable securities at net realizable value, aggregate
         cost of $1,726,665 and $1,595,675, respectively                  500,000                    824,250
         Other current assets                                                                        106,133
                                                                       ----------                    -------
                  Total current assets                                    576,573                  1,663,763
                                                                       ----------                  ---------

OTHER ASSETS
         Investment in AGVI                                               150,000                          -
         Purchased AGVS software, net                                      40,000                    345,126
         Equipment, net                                                                              130,873
         Deposits and other assets                                         10,848                     17,397
                                                                           ------                -------------
                  Total other assets                                      200,848                    493,396
                                                                          -------                 ------------

TOTAL ASSETS                                                           $  777,421                 $2,157,159
                                                                         ----------               ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Notes payable                                                 $                         $    526,105
         Note payable - related party                                                                 288,534
         Accounts payable                                                                             268,719
         Estimated losses on uncompleted contracts                                                    107,766
         Other accrued liabilities                                           10,148                   178,018
         Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                                        219,231
                                                                       ----------------          ------------
                  Total current liabilities                                  10,148                 1,588,373
                                                                       ------------              -----------

LIABILITIES SUBJECT TO COMPROMISE                                         3,697,132                        -

STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value; 100,000 shares authorized;
         1,082,912 shares outstanding in 1994                                                         10,829
         Common stock, no par value; 50,000,000 shares authorized;
         18,205,151 and 16,472,110 shares issued and outstanding in
         1995 and 1994, respectively                                      10,683,590               9,968,153
         Redeemable preferred stock of investee received in
         exchange for common stock                                                                 (600,000)
         Other capital                                                        33,349                 853,414
         Accumulated deficit                                             (13,646,798)            (9,663,610)
                                                                           ------------          -----------
                  Total stockholders' equity                              (2,929,859)               568,786
                                                                           ------------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     777,421             $2,157,159
                                                                       -------------             ----------

                                               APOGEE ROBOTICS, INC.
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                              FOR THE                            FOR THE
                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               DECEMBER 31,                      DECEMBER 31,
                                                              ------------                        ------------
                                                              1994              1993             1994              1993
                                                              ----              ----             ----              ----

CONTRACT REVENUES AND SALES                                  $   33,064        $   13,322       $ 457,233         $  398,327

COSTS OF REVENUES AND SALES                                   1,189,232           417,578       1,622,174            835,072
                                                              ---------        ----------        --------           --------

GROSS LOSS                                                   (1,156,168)         (404,256)     (1,164,941)          (436,745)
                                                            -----------        ----------       ----------        ----------

OPERATING EXPENSES:
         Selling, G & A                                         804,069           255,913       1,038,272            424,757
         Loss on AGVI                                           636,083                 -         636,083                 -
         Research & Development                                       -             1,898               -              5,604
                                                              ---------------   ---------    -------------      -------------

Total Operating Expenses                                      1,440,152          257,811        1,674,355             430,361
                                                              ---------        ----------      ----------            --------

LOSS FROM OPERATIONS                                         (2,596,320)        (662,067)      (2,839,296)           (867,106)


OTHER INCOME (EXPENSES), net                                    (45,591)         (29,258)         (66,750)          (42,249)
                                                             ------------      -----------      -----------       -----------


LOSS BEFORE REORGANIZATION ITEMS                              (2,641,911)        (691,325)       (2,906,046)       (909,355)
                                                               ----------       -----------      -----------       ---------

REORGANIZATION ITEMS:
         Provision for rejected executory contracts           (1,066,994)                        (1,066,994)
         Professional fees                                     (  10,148)                           (10,148)
                                                              -------------                      -------------
                  Net loss                                   $(3,719,053)       $(691,325)      $(3,983,188)      $(909,355)
                                                              ------------      ----------       -------------     --------

LOSS PER COMMON SHARE                                        $      (.20)       $    (.07)      $      (.22)      $    (.10)
                                                              -------------     -------------    --------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING                           18,195,022         9,622,110       17,907,870        9,166,907
                                                              ----------        ----------       ----------        ---------


                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                             STATEMENT OF CASH FLOWS



                                                                          FOR THE
                                                                          SIX MONTHS ENDED
                                                                          DECEMBER 31,
                                                                          1994             1993


CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                           $(3,983,188)$  (909,355)
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amoritization                                 83,016      83,812
                  Write-down of property and software to net realizable
                  value                                                         352,220
                  Provision for inventory losses                                280,000
                  Loss on investment in AGVI                                    636,083
                  Debt premium amoritization
         Increase (decrease) from changes in assets and liabilities:
                  Liabilities subject to compromise                           2,239,365
                  Contract receivables                                            7,317      16,615
                  Inventories                                                   (11,262)    (36,332)
                  Cost and estimated earnings in excess of billings on
                      uncompleted contracts                                     176,650     269,571
                  Accounts payable and accrued liabilities                     (362,967)   (154,962)
                  Billings in excess of costs and estimated earnings on
                      uncompleted contracts                                    (219,231)    (44,128)
                  Other                                                           2,703      24,689
                                                                             ---------- --------------
              Net cash used in operating activities                            (799,294)   (750,090)
                                                                          -------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemptions of certificates of deposit                                             100,000
         Proceeds from investments                                               71,250           -
         Purchase of AGVS software                                                    -     (35,984)
         Other                                                                  (42,553)    (12,195)
                                                                           ------------- ------------
              Net cash provided by investing activities                          28,697      51,821
                                                                            ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash advance from an affiliate of a former director                    115,000             -
         Borrowings under short-term debt agreements                                          175,000
         Repayments under short-term debt agreements                           (12,426)      (406,206)
         Proceeds from issuance of common stock and preferred stock            663,921      1,019,085
         Payments of deferred offering costs                                         -       (112,465)
                                                                         -------------- --------------
              Net cash provided by financing activities                        766,495        675,414
                                                                          ------------  --------------

INCREASE (DECREASE) IN CASH                                                     (4,012)       (22,855)

CASH, at beginning of year                                                      49,675        171,527
                                                                          ------------  -------------

CASH, at end of year                                                       $    45,573  $    148,672
                                                                           -----------  ------------


                              APOGEE ROBOTICS, INC.
                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1994 and June 30, 1994, the results of its operation three and six month periods ended December 31, 1993 and 1994; and the statements of cash flows for the six month period ended December 31, 1993 and 1994.

The accounting policies followed by the Company are set forth in the 1994 Apogee Robotics, Inc. 10-K Annual Report.

2. Inventories at December 31, 1994 and June 30, 1994 consisted of robot components, assembly parts and AGVS vehicles.

3. Earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Outstanding convertible preferred stock, common stock warrants and options have not been included in the computation of net (loss) per common share when the effect would have been antidilutive.

4. Contingencies.

         (a) Conagher & Co., Inc. ("Conagher") revoked its obligations under the amended subscription agreement on November 21, 1994. This revocation caused the collapse of the SI acquisition resulting in the suspension of operations
November 28, 1994 and the declaration of bankruptcy on December 9, 1994. Conagher initiated legal action against the Company and certain of its officers and directors on December 2, 1994 alleging financial misrepresentation (See Part II, Item 1 - Legal Proceedings and Item 5 - Other Information discussed below).

         (b) As reported in footnote 5 hereunder, AGV Acquisitions, Inc. ("AGV") (which became Apogee's wholly owned subsidiary simultaneous with the acquisition) acquired the AGVS assets of SI Handling Systems, Inc. ("SI") on October 4, 1994 for $2,000,000 cash and $1,000,000 in convertible preferred stock. Closing was evidenced by the payment of $250,000 cash (which management subsequently discovered was funded by Quadrax Corporation rather than Conagher under the Revised Agreement). Amendment #2 to the Asset Purchase Agreement between AGV and SI, required SI to furnish Apogee with certain assignment consents and lein waivers no later than November 4, 1994, which items were omitted under the original purchase documentation. After receipt of those consents and waivers, Apogee would be required to pay an additional $250,000 to close the transaction. SI subsequently failed to provide these consents and waivers. Apogee management attempted to restructure certain terms and conditions of the Asset Purchase Agreement to avoid declaration of default. Hayton's abrupt resignation from Apogee's Board of Directors and revocation of Conagher's stock subscription agreements with Apogee terminated those negotiations.

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

5.  Proceedings Under Chapter 11.

         On December 9, 1994 (petition date), the Company and it's wholly owned subsidiary, AGV, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. The Company continues business operations as a debtor-in-possession, subject to the approval of the Court for certain of its proposed actions.

         As of the petition date, actions to collect pre-petition indebtedness were stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations during pendency of the Chapter 11 proceedings, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all unsecured liabilities of the Company as of the petition date are subject to compromise under a plan of reorganization which has not yet been completed; when completed, the plan of reorganization must be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

6.  Acquisition of AGV

         On October 5, 1994, the Company acquired the net assets of AGV, a company wholly owned by certain of the Company's directors, which on the same date acquired substantially all of its net assets from SI. The acquired assets consisted primarily of technology, inventories, equipment and machinery, and contract rights. Quadrax Corporation, an affiliate of Conagher advanced $250,000 at closing of the acquisition on behalf of the Company. SI failed to provide certain consents and waivers, and subsequent to the Company filing for bankruptcy, SI seized control of the disputed assets. Apogee and SI reached a compromise agreement in September, 1995 resolving all claims between the Company and SI arising from this transaction. The agreement was approved by the bankruptcy court in October, 1995. The Company's investment in AGV, originally recorded at $250,000 paid at closing, was reduced to the $150,000 which SI agreed to remit to the Company in accordance with the compromise as disputed claims.

         The Company did not consolidate the assets of AGV as of December 31, 1994 since control was temporary; claims filed by its creditors and employees have been included in liabilities subject to compromise as disputed claims.

7.  Liabilities Subject to Compromise.

         The Company is in the process of disputing certain claims filed, including all claims filed by former cimpoyees and trade creditors of AGV. Management of the Company believes that such liabilities represent a liability of SI. The Company is unable to predict whether or not it will be successful in disupting claims filed.

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

Liquidity and Capital Resources

         Apogee's current assets decreased 65.3% to $576,573 for the period ended December 31, 1994 from $1,663,763 for the fiscal year ended June 30, 1994. This decrease was a result of the following conditions:

         1) Surrender of a Certificate of Depost of $200,000 to the lender holding this deposit as security for a line of working capital;

         2) Elimination of all Costs and estimated earnings in excess of billings on uncompleted contracts as a result of the suspension of the Company's operations on November 28, 1994;

         3) Write-off of other current assets of $106,133 consisting of prepaid expenses and the cash surrender value of life insurance policies.

         The Company's other assets decreased 59.3% as a result of the reduction of value in the purchased AGVS software and equipment to reflect salvage value only as a consequence of the Company's bankruptcy filing. This reduction was partially offset by the inclusion of value for the acquisition of AGV Acquisitions, Inc. (a by-product of the Company's acquisition of the AGVS assets of SI Handling, Inc.) (See Part II. Item 5 - Other Information discussion below). This amount was recorded at the eventual settlement value in the

Company's dispute with SI Handling Systems Inc. (See Part II. Item 5 - Other Information discussion below).

         Historically, the Company's operations have not generated cash. Apogee has derived working capital through public and private sales of its Common Stock and from short-term borrowings. Since 1983, the Company has received approximately $10.5 million from the sale of its Common Stock.

         During the period ended December 31, 1994, Conagher revoked it's subscription agreements with the Company on November 21, 1994, which caused the collapse of negotiations with SI Handling Systems, Inc. over defaults in the agreement to purchase their AGVS assets; the Company suspended operations effective November 28, 1994; and filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Codes on December 9, 1994 (See Part II, Item 1 - Legal Proceedings and Item 5 - Other Information discussions below).

Results of Operations

         Revenues for the three and six months periods ended December 31, 1994 increased 148.29% and 14.8% respectively from the comparable prior periods ended December 31, 1993. These increases were the result of increased sales. Cost of goods sold for the same three and six months periods increased 184.8% and 94.3% repectively from the comparable prior periods, which increases could normally be expected as a result of increases in sales. However, cost of goods sold as a percentage of income increased to 3496.76% in the current three month period from 3034.5% in the comparable three month prior period and increased to 254.8% in the current six month period from 109.6% in the comparable six month prior period. During the current period, the Company continued to experience cost overruns and delays in its major projects. These increases contributed to an increase in Gross Losses in the current three and six month periods of 185% and 166.7% to $1,156,168 and $1,164,941 respectively from the comparable prior periods in 1993.

         Operating expenses for the three month period ended December 31, 1994 increased 458.8% to $1,440,152 from $257,811 in the comparable prior period ended December 31, 1993. This increase occurred as a reslut of the following conditions:

         1) S,G, & A expenses increased 214.2% to $804,069 in the current three month period from $255,913 in the comparable prior period as a result of the increased expenses associated with the acquisition of the AGVS assets of SI Handling Systems, Inc. And the relocation of the Ft. Collins, CO facility to Rochester Hills, MI;

         2) Recording a loss of $636,083 on the AGV Acquisitions activity as a result of the failure of the acqusition agreement with SI Handling Systems, Inc. (See Part II. Item 1 - Legal Proceedings and Item 5.
              - Other Information discussions below); and

         3) Accruals for professional services related to the Company's bankruptcy estate.

The 289.1% increase in operating expenses to $1,674,355 for the six month period ended December
                                                              10

31, 1994 from $430,361 in the comparable six month prior period occurred for the same reasons as indicated above. These factors were also responsible for the loss from operations to $2,596,320 and $2,839,296 in the current three and six month periods respectively ended December 31, 1994 from $662,067 and $867,106 in the comparable three and six month periods respectively ended December 31, 1993.

         The net loss of $3,719,053 and $3,983,188 for the three and six month periods respectively ended December 31, 1994 occurred as a result of all of the above factors, in addition to a provision of $1,066,994 for rejected executory contracts under the Company's bankruptcy estate. This loss represented 438% and 338% increases respectively from the comparable three and six month periods ended December 31, 1993.

         Company management is actively pursuing a reorganization plan under the bankruptcy estate that would allow Apogee to return to active operations. Discussions with merger candidates are ongoing.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

         2) Case No. CV-ED94-270-RT (GAKX) filed in the U. S. District Court, Central District of California, December 2, 1994 and subsequently removed to the U.S. District Court, District of Colorado on February 16, 1995. This action was filed by Conagher against Apogee; certain Company managers and directors; and the Company's outside auditors, Brock & Co., Inc., alledging various securities violations and misrepresentations. These proceeding are currently under an automatic stay provided under bankruptcy statutes. As a result of a Proof of Claim filed by Conagher, these claims, in addition to counterclaims, will be defended in the bankruptcy court under Claims Objection proceedings. Company management believes that it will be successful in the defense of these claims and the assertion of counterclaims against Conagher in the bankruptcy court, which, management believes, should result in the dismissal of the district court action.

         3) Case No. 95-1071 PAC, an Adversary Proceeding under Case No. 94-22193-CEM in the U.S. Bankruptcy Court for the District of Colorado, January 20, 1995 by AGV Acquisitions, Inc., a wholly owned subsidiary of Apogee against SI Handling Systems, Inc. AGV alledged default by SI under the AGV/SI Asset Purchase Agreement of October 4, 1994. A compromise agreement between the parties was entered into on September 12, 1995, with notice issued and motion filed on September 13, 1995. Approval of the bankruptcy court was granted October 30, 1995.

Item 5.  Other Information.

1)  Relationship with Conagher

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

         On December 2, 1994, Conagher filed an action against Apogee and certain of its managers and directors in the United States District Court for the Central District of California, Case #CV-ED94-270 RT (GAKX), alledging various securities violations and financial misrepresentations. This case was removed February 16, 1995 to the U.S. District Court for the District of Colorado. By operation of the bankruptcy rules any prosection of this action against the Company remains under an automatic stay. (See Part I, Item 3. Legal Proceedings below for a discussion of these matters.)

         Additionally, on December 2, 1994, Conagher filed a complaint against James R. Currier, Sr., Apogee's newly appointed President and CEO, in the Superior Court for the State of California for the County of Riverside, Palm Stprings Branch (Case #079188), alledging misrepresentation of certain financial conditions of Apogee. This action was dismissed May 1, 1995 due to the lack of personal jurisdiction. On May 1,1995, Currier filed an action against Conagher and Hayton in the U.S. District Court for the Western District of North Carolina (Case #3:95CV207H) seeking a declaratory judgement relative to Conagher's California claims and asserting claims of fraud and misrepresentation against Conagher and Hayton. The Company is not a party to this action.

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

2)  Acquisition of SI Handling AGVS Division

         As reported in prior filings, AGV Acquisitions, Inc. ("AGV") (which became Apogee's wholly owned subsidiary simultaneous with the acquisition) acquired SI's AGVS Division on October 4, 1994. Under Amendment #2 to the Asset Purchase Agreement between AGV and SI, SI was required to furnish Apogee with certain assignment consents and lein waivers no later than November 4, 1994, which items were omitted under the original purchase documentation. After receipt of those consents and waivers, Apogee would be required to pay $250,000 to close the transaction. SI subsequently failed to provide these consents and waivers. Apogee management attempted to restructure certain terms and conditions of the Asset Purchase Agreement to avoid declaration of default. Hayton's abrupt resignation from Apogee's Board of Directors and revocation of Conagher's stock subscription agreements with Apogee terminated those negotiations.

         In early January, 1995, SI seized control of the disputed assets. Thereafter, Apogee filed an adversary proceeding against SI in the Denver bankruptcy court on January 20, 1995 to resolve the dispute over ownership of the purchased assets. In a Compromise Agreement between Apogee and SI, dated September 12, 1995, a motion was filed with the bankruptcy court and notice issued, to dismiss the adversary proceeding with prejudice and unwind the Asset Purchase Agreement of October 4, 1994. This matter received approval of the bankruptcy court on October 30, 1995. (See Part II, Item 1. Legal Proceedings above for a discussion of these matters.)

3)  Bankruptcy Filing

         On December 9, 1994, Apogee and it's wholly owned subsidiary, AGV filed for protection from its creditors under Chapter 11 of the Federal Bankruptcy codes in the Federal Bankruptcy Court in Denver, CO. This filing was the consequence of transactions involving Apogee and Congher, including certain stock subscription agreements which, in the view of management, Conagher and Hayton filed to honor. Management believes the satisfaction of Conagher's obligations under the stock subscription agreements with Apogee would have provided adequate liquidity for the Company to prosecute it's ongoing business objectives. Company management believes Apogee is current in all of its bankruptcy filings. A Creditor's Committee has been appointed by the court and relations between this committee and the Company are cooperative and amicable.

         Significant events being addressed within the bankruptcy estate are as follows:

         1) Administrative consolidation of the Apogee and AGV bankruptcy estates (Case Nos. 94-22193- CEM and 94-22194 MSK respectively);

         2) Sale of 40,000 shares of common stock in Loronix Information Systems, Inc. on or about June 12, 1995 for $128,000;

         3) Sale of certain technology and products to FMC Corporation, Inc. ("FMC") for $40,000.00 pursuant to the terms and conditions of and Asset Purchase Agreement between the Company and FMC dated July 12, 1995 and approved by the court September 13, 1995;

         4) Commencement and settlement of the adversary complaint against SI pursuant to a Settlement Agreement dated September 12, 1995 wherein general releases are granted between Apogee and SI, and SI pays to Apogee $150,000;

         5)   Sale of various inventory items for sums not in excess of $20,000;
              and

         6)   Establishment of October 31, 1995 Bar Date.

         Company management, in cooperation with Company bankruptcy counsel are vigorously pursuing the following items:

         1) Filing of a Reorgainzation Plan on or about March 1, 1996 under which outstanding claims relating to employees, creditors, and equity holders will be settled. Company management believes settlement of all debt will be accomplished under the plan.
              Management intends to pursue merger opportunities with other companies involved in the factory automation industry, and believes that Apogee's technology, substantial NOL carryforwards, andits public status, will make it an attractive merger candidate with successful and profitable privately owned operations.

              Management is currently investigating several such opportunities. No assurance can be given that such a merger can be negotiated on terms acceptable to Apogee's shareholders or the bankruptcy court. Nor can any assurances be given that management's intention to exit the bankruptcy estate as a non-operating entity for purposes of arranging a merger will be ratified by Company creditors, equity holders, or the bankruptcy court.

         2) Apogee management has appointed special counsel for purposes of litigating claims that the Company plans to assert against various entities and individuals, in addition to defense of claims asserted by Conagher. Management believes there is a significant probability of successful defense against the Conagher complaint as well as a number of affirmative claims and mandatory counterclaims which management expects to assert against Conagher and Hayton in the near future. (See Part II, Item 1. Legal Proceedings above for a discussion of these matters.)

4)  Employees

         On November 28, 1994 as a result of Conagher's revocation of its subscription agreements with Apogee, all employess of the Company were discharged. Currently, the Company contracts services from it's officers, and other outside contractors from time to time as the circumstances dictate.

Item 6.  Exhibits and Reports on Form 8-K.

         The Company filed a Form 8-K on December 6, 1994 announcing the resignation of certain directors, election of new directors, the SI dispute, and the Conagher lawsuit.

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