Form 10-Q
period 1995-03-31
APOGEE ROBOTICS INC
filed 1996-02-05
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995.
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

                              APOGEE ROBOTICS, INC.
                                   10-Q INDEX
                                 March 31, 1995



                                                                       PAGE NO.



Part I - Financial Information

         Item 1. - Financial Reports

                  Balance Sheets - March 31, 1995 and
                    June 30, 1994                                       3 - 4

                  Statements of Operations - Three and nine
                    months Ended March 31, 1995 and 1994                  5

                  Statements of Cash Flows - Nine months
                    Ended March 31, 1995 and 1994                         6

                  Notes to Financial Statements                         7 - 8

         Item 2. - Management's Discussion and Analysis of
                  the Financial Condition and Results of
                  Operations                                           9 - 10

Part II - Other Information

         Item 1. - Legal Proceedings                                      11

         Item 5. - Other Information                                   2 - 16

         Item 6. - Exhibits and Reports on Form 8-K                       16

         Signatures                                                       17

                         PART I - FINANCIAL INFORMATION


                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)
                                  BALANCE SHEET

                                                                       March 31,                 June 30,
                                                                       1995                      1994

                                                     ASSETS

Current Assets
         Cash                                                          $     7,511               $    49,675
         Certificates of deposit                                                 -                   200,000
         Contract receivables                                                                          7,317
         Inventories                                                        10,491                   299,738
         Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                   -                   176,650
         Nonmarketable securities at net realizable value, aggregate
         cost of $1,726,665 and $1,595,675, respectively                   500,000                   824,250
         Other current assets                                                    -                   106,133
                                                                         ----------                  -------
                  Total current assets                                     518,002                 1,663,763
                                                                         ----------                ---------

OTHER ASSETS
         Investment in AGVI                                                 150,000                         -
         Purchased AGVS software, net                                        40,000                   345,126
         Equipment, net                                                           -                   130,873
         Deposits and other assets                                           10,848                    17,397
                                                                             ------              -------------
                  Total other assets                                        200,848                   493,396
                                                                            -------               ------------

TOTAL ASSETS                                                             $  718,850                $2,157,159
                                                                         ----------                ----------




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Notes payable                                                 $                          $   526,105
         Note payable - related party                                                                 288,534
         Accounts payable                                                                             268,719
         Estimated losses on uncompleted contracts                                                    107,766
         Other accrued liabilities                                          39,538                    178,018
         Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                                        219,231
                                                                     -------------               ------------
                  Total current liabilities                                 39,538                  1,588,373
                                                                       -----------                -----------

LIABILITIES SUBJECT TO COMPROMISE                                        3,697,132                         -

STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value; 100,000 shares authorized;
         1,082,912 shares outstanding in 1994                                                         10,829
         Common stock, no par value; 50,000,000 shares authorized;
         18,205,151 and 16,472,110 shares issued and outstanding in
         1995 and 1994, respectively                                    10,683,590                 9,968,153
         Redeemable preferred stock of investee received in
         exchange for common stock                                                                 (600,000)
         Other capital                                                      33,349                  853,414
         Accumulated deficit                                           (13,734,759)              (9,663,610)
                                                                       ------------              -----------
                  Total stockholders' equity                            (3,017,820)                 568,786
                                                                      -------------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   718,850               $2,157,159
                                                                       ------------              ----------


                              APOGEE ROBOTICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              FOR THE                            FOR THE
                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              MARCH 31,                          MARCH 31,
                                                              ---------------                    ---------
                                                              1995              1994             1995              1994
                                                              ----              ----             ----              ----

CONTRACT REVENUES AND SALES                                   $                 $454,563         $ 457,234         $ 852,890

COSTS OF REVENUES AND SALES                                                      415,873         1,622,174         1,250,909
                                                               --------------   ---------        ---------         ---------

GROSS PROFIT (LOSS)                                                               38,690        (1,164,941)         (398,019)
                                                              ---------------   ----------     -----------        ----------

OPERATING EXPENSES:
         Selling, G & A                                           65,737         187,354        (1,104,009)          612,148
         Loss on AGVI                                                                              636,083                -
         Research & Development                                        -             899                 -            6,503
                                                              ---------------  ------------   ------------        ----------

Total Operating Expenses                                       (65,737)         (188,254)       (1,740,092)          618,651
                                                              ---------         -----------    -----------       -----------

LOSS FROM OPERATIONS                                           (65,737)         (149,564)       (2,905,033)      (1,016,670)

OTHER INCOME (EXPENSES), net                                      5,719            1,754           (61,031)         (40,495)
                                                              ----------        ------------   ------------     -------------

LOSS BEFORE REORGANIZATION ITEMS                              $(60,018)         $(47,810)      $(2,966,064)      (1,057,165)

REORGANIZATION ITEMS:
         Interest income                                         1,447                               1,447
         Provision for rejected contracts                                                      (1,066,994)
         Professional fees                                     (29,390)                           (39,538)
                                                              ------------                      ------------
                  Net loss                                 $   (87,961)        $(147,810)     $(4,071,149)      (1,057,165)
                                                              ------------     ----------       ------------      ----------


LOSS PER COMMON SHARE                                      $          -         $   (.01)     $                 $      (.11)
                                                              ----------        ----------     ------------       ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                          18,195,022         9,962,110       18,003,587        9,428,094
                                                             ----------        ----------       ----------        ---------


                                                    APOGEE ROBOTICS, INC.
                                                   (Debtor-in-Possession)

                                                   STATEMENT OF CASH FLOWS



                                                                             FOR THE
                                                                             NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                             1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                            $(4,071,149)   $   (170,104)
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amoritization                                  83,016         102,168
                  Write-down of property and software to net realizable
                  value                                                          352,220
                  Equity in net loss of affiliate                                                 39,931
                  Loss on investment in AGVI                                     636,083
         Increase (decrease) from changes in assets and liabilities:
                  Liabilities subject to compromise                            2,239,365
                  Contract receivables                                                          (297,925)
                  Inventories                                                    289,247        (111,397)
                  Cost and estimated earnings in excess of billings on
                      uncompleted contracts                                      176,650        (363,188)
                  Precontract costs                                                              217,133
                  Accounts payable and accrued liabilities                      (333,577)        327,749
                  Billings in excess of costs and estimated earnings on
                      uncompleted contracts                                     (219,231)
                  Other                                                           10,020         (6,230)
                                                                              ----------      ----------
              Net cash used in operating activities                             (837,356)      (261,868)
                                                                              ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemptions of certificates of deposit                                 200,000
         Proceeds from investments                                               71,250               -
         Purchase of AGVS software                                                    -        (107,704)
         Other                                                                  (42,553)        (13,780)
                                                                              ----------    ------------
              Net cash provided by (used in) investing activities               228,697        (121,484)
                                                                              ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash advance from an affiliate of a former director                    115,000                -
         Repayments under short-term debt agreements                           (212,426)
         Proceeds from issuance of common stock and preferred stock             663,921
         Proceeds from issuance of preferred shares                                             242,013
         Payments of deferred offering costs                                          -            (330)
                                                                              ----------   -------------
              Net cash provided by financing activities                         566,495         241,683
                                                                             -----------   -------------

INCREASE (DECREASE) IN CASH                                                     (42,164)       (141,669)

CASH, at beginning of year                                                       49,675         331,952
                                                                             ----------    -------------

CASH, at end of year                                                       $      7,511    $    190.283
                                                                             ----------    ------------



                              APOGEE ROBOTICS, INC.
                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1995 and June 30, 1994, the results of its operations for the three and nine month periods ended March 31, 1994 and 1995; and the statements of cash flows for the nine month period ended December 31, 1994 and 1995.

The accounting policies followed by the Company are set forth in the 1994 Apogee Robotics, Inc. 10-K Annual Report.

2. Inventories at March 31, 1995 and June 30, 1994 consisted of robot components, assembly parts and AGVS vehicles.

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

         The Company did not consolidate the assets of AGV as of March 31, 1995 since control was temporary; claims filed by its creditors and employees have been included in liabilities subject to compromise as disputed claims.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         On November 28, 1994, Apogee suspended operations and filed a petition under Chapter 11 of the Federal Bankruptcy Rules on December 9, 1994. During the quarterly period ended March 31, 1995, the Company conducted no operations.

Liquidity and Capital Resources

         Apogee's current assets decreased 68.8% to $518,002 for the period ended March 31, 1995 from $1,663,763 for the fiscal year ended June 30, 1994. This decrease was a result of the following conditions:

         1) Surrender of a Certificate of Depost of $200,000 to the lender holding this deposit as security for a line of working capital;

         2) Elimination of all Costs and estimated earnings in excess of billings on uncompleted contracts as a result of the suspension of the Company's operations on November 28, 1994;

         3) Write-off of other current assets of $106,133 consisting of prepaid expenses and the cash surrender value of life insurance policies; and

         4) Write-down of inventories to reflect salvage value only to the bankruptcy estate.

         The Company's other assets decreased 59.3% as a result of the reduction of value in the purchased AGVS software and equipment to reflect salvage value only as a consequence of the Company's bankruptcy filing. This reduction was partially offset by the inclusion of value for the acquisition of AGV Acquisitions, Inc. (a by-product of the Company's acquisition of the AGVS assets of SI Handling, Inc.) (See Part II. Item 5 - Other Information discussion below). This amount was posted at the eventual settlement value in the Company's dispute with SI Handling Systems Inc. (See Part II. Item 5 - Other Information discussion below).

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

Results of Operations

         The Company conducted no operations during the fiscal quarter ended March 31, 1995. Operating expenses consisted solely of consulting fees to the officers and other outsiders for purposes of administering the bankruptcy estate. The consulting fees provided a loss of operations of $65,737, or a reduction of 56% from the comparable prior period ended March 31, 1994. The Company realized other income of $5,719 from several miscellaneous refunds as well as interest income of $1,447 for the current period ended March 31, 1995. Legal and accounting professional fees were accrued for $29,390. All of the foregoing was responsible for the net loss of $87,961 for the quarter ended
March 31, 1995 compared with a net loss of $147,810 in the comparable prior period ended March 31, 1994.

         For the nine month period discussion please refer to the Company's Form 10-Q for the period ended December 31, 1994 since no significant changes occurred during the current three month period ended March 31, 1995.

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

         On December 2, 1994, Conagher filed an action against Apogee and certain of its managers and directors in the United States District Court for the Central District of California, Case #CV-ED94-270

RT (GAKX), alledging various securities violations and financial misrepresentations. This case was removed February 16, 1995 to the U.S. District Court for the District of Colorado. By operation of the bankruptcy rules any prosecution of this action against the Company remains under an automatic stay. (See Part I, Item 3. Legal Proceedings below for a discussion of these matters.)

         Additionally, on December 2, 1994, Conagher filed a complaint against James R. Currier, Sr., Apogee's newly appointed President and CEO, in the Superior Court for the State of California for the County of Riverside, Palm Stprings Branch (Case #079188), alledging misrepresentation of certain financial conditions of Apogee. This action was dismissed May 1, 1995 due to the lack of personal jurisdiction. On May 1,1995, Currier filed an action against Conagher and Hayton in the U.S. District Court for the Western District of North Carolina (Case #3:95CV207H) seeking a declaratory judgement relative to Conagher's California claims and asserting claims of fraud and misrepresentation against Conagher and Hayton The Company is not a party to this action.

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

         Significant events being addressed within the bankruptcy estate are as follows:

         1) Administrative consolidation of the Apogee and AGV bankruptcy estates (Case Nos. 94- 22193-CEM and 94-22194 MSK respectively);

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

         5)   Sale of various inventory items for sums not in excess of $20,000;
              and

         6)   Establishment of October 31, 1995 Bar Date.

         Company management, in cooperation with Company bankruptcy counsel are vigorously pursuing the following items:

         1) Filing of a Reorgainzation Plan on or about March 1, 1996 under which outstanding claims relating to employees, creditors, and equity holders will be settled. Company management believes settlement of all debt will be accomplished inder the plan. Management intends to pursue merger opportunities with other companies involved in the factory automation industry, and believes that Apogee's technology, substantial NOL carryforwards, and its public status, will make it an attractive merger candidate with successful and profitable privately owned operations. Management is currently investigating several such opportunities. No assurance can be given that such a merger can be negotiated on terms acceptable to Apogee's shareholders or the bankruptcy court. Nor can any assurances be given that management's intention to exit the bankruptcy estate as a non-operating entity for purposes of arranging a merger will be ratified by Company creditors, equity holders, or the bankruptcy court.

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

         The Company filed no reports on Form 8-K for the fiscal quarter ended March 31, 1995.

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