Form 10QSB
period 1995-09-30
APOGEE ROBOTICS INC
filed 1996-02-22
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995.
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

                                X
                                YES          NO


                      APPLICABLE ONLY TO CORPORATE ISSUES:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class of Stock      No.  of Shares Outstanding            Date
--------------      --------------------------            ----
Common Stock                     18,195,022               February 21, 1996

                              APOGEE ROBOTICS, INC.
                                   10-Q INDEX
                               September 30, 1995


                                                                       PAGE NO.

Part I - Financial Information

         Item 1. - Financial Reports

                  Balance Sheets - September 30, 1995 and
                    June 30, 1995                                          3


                  Statements of Operations - Three months
                    Ended September 30, 1995 and 1994                      4

                  Statements of Cash Flows - Three months
                    Ended September 30, 1995 and 1994                      5

                  Notes to Financial Statements                          6 - 7

         Item 2. - Management's Discussion and Analysis of
                  the Financial Condition and Results of
                  Operations                                               8

Part II - Other Information

         Item 1. - Legal Proceedings                                       9

         Item 5. - Other Information                                   9 - 13

         Item 6. - Exhibits and Reports on Form 8-K                        13

         Signatures                                                        14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                              APOGEE ROBOTICS, INC
                             (Debtor-in-Possession)

                                 BALANCE SHEETS

                                                                       September 30,             June 30,
                                                                         1995                      1995

                                     ASSETS

Current Assets
         Cash                                                           $ 129,978                 $ 118,364
         Inventories                                                       10,491                    10,491
         Nonmarketable securities at estimated fair value                 168,255                   168,255
                                                                       ----------                ----------
                           Total current assets                           308,724                   297,110
                                                                       ----------                 ---------

OTHER ASSETS
         Purchased AGVS software, net                                      40,000                    40,000
         Investment in AGV Acquisition, Ins.                              150,000                   150,000
         Deposits and other assets                                         10,848                    10,848
                                                                           ------              -------------
                  Total other assets                                      200,848                   200,848
                                                                          -------               ------------

TOTAL ASSETS                                                            $ 509,572                $  497,958
                                                                          ---------               ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Other accrued liabilities                                         128,401                  47,861
                                                                       -----------            -------------
                  Total current liabilities                                128,401                  47,861
                                                                       -----------            -------------

LIABILITIES SUBJECT TO COMPROMISE                                        3,497,132               3,497,132
                                                                         ---------              ----------

STOCKHOLDERS' EQUITY
         Common stock, no par value; 50,000,000 shares authorized;
           18,195,022 issued                                            10,683,590              10,683,590
         Other capital                                                      33,349                  33,349
         Accumulated deficit                                           (13,832,900)            (13,763,974)
                  Total stockholders' equity                            (3,115,961)             (3,047,035)
                                                                       -------------         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 509,572               $ 497,958
                                                                         ---------               ---------

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                       Three Months Ended
                                                          September 30,
                                                      1995            1994

CONTRACT REVENUES AND SALES                     $       --      $    424,170

COSTS OF REVENUES AND SALES                             --           432,942
                                                ------------    ------------

GROSS PROFIT (LOSS)                                     --            (8,772)
                                                ------------    ------------

OPERATING EXPENSES:
         Selling, G & A                               69,419         234,204
         Research & Development                         --              --
                                                ------------    ------------

Total Operating Expenses                              69,419         234,204
                                                ------------    ------------

LOSS FROM OPERATIONS                                 (69,419)       (242,976)
                                                ------------    ------------

OTHER INCOME (EXPENSES):
         Interest expense                               --           (22,577)
         Other, net                                      500           1,418
                                                ------------    ------------

                  Net other income (expense)             500         (21,159)

NET LOSS                                             (68,919)   $   (264,135)
                                                ============    ============

LOSS PER COMMON SHARE                                      *    $       (.02)
                                                ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING               18,195,022      17,620,718
                                                ------------    ------------



* Less than $.01 per share

                                               APOGEE ROBOTICS, INC.
                                              (Debtor-in-Possession)

                                             STATEMENTS OF CASH FLOWS





                                                                                               FOR THE
                                                                                               THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                                 1995         1994



CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                           $ (68,919)   $(264,135)
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amoritization                                                 --         44,250
         Increase (decrease) from changes in assets and liabilities:
                  Contract receivables                                                           --       (114,954)
                  Inventories                                                                    --        (19,652)
                  Cost and estimated earnings in excess of billings on
                      uncompleted contracts                                                      --        (46,952)
                  Accounts payable and accrued liabilities                                     16,488      110,603
                  Billings in excess of costs and estimated earnings on
                      uncompleted contracts                                                      --        (58,417)
                  Prepetition tax liability                                                    64,052         --
                  Other                                                                            (7)     (12,283)
                                                                                            ---------    ---------
              Net cash provided by (used in) operating activities                              11,614     (361,180)
                                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from investments                                                               --         21,250
         Purchase of AGVS software                                                               --           --
         Other                                                                                   --           --
                                                                                            ---------    ---------
              Net cash provided by (used in) investing activities                                --         21,250
                                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash advance from an affiliate of a former director                                     --         50,000
         Borrowings under short-term debt agreements                                             --         19,000
         Repayments under short-term debt agreements                                             --         (5,816)
         Proceeds from issuance of common stock and common stock
              warrants                                                                           --        270,404
         Proceeds from issuance of preferred shares                                              --           --
         Deferred offering costs                                                                 --           --
                                                                                            ---------    ---------
              Net cash provided by financing activities                                          --        333,588
                                                                                            ---------    ---------

INCREASE (DECREASE) IN CASH                                                                    11,614       (6,342)

CASH, at beginning of period/year                                                             118,364       49,675
                                                                                            ---------    ---------

CASH, at end of period/year                                                                 $ 129,978    $  43,333
                                                                                            ---------    ---------


                              APOGEE ROBOTICS, INC.
                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1995 and June 30, 1995 and the results of its operations and the statements of cash flows for the three month periods ended September 30, 1994 and 1995.

The accounting policies followed by the Company are set forth in the 1995 Apogee Robotics, Inc. 10-K Annual Report.

2. Inventories at September 30, 1995 and June 30, 1995 consisted of robot components, assembly parts and AGVS vehicles.

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

         (c) Management is unable to ascertain with any certainty the amount and extent of creditor claims that may be filed against the bankruptcy estate.

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

         The Company did not consolidate the assets of AGV as of September 30, 1995 since control was temporary; claims filed by its creditors and employees have been included in liabilities subject to compromise as disputed claims.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         On November 28, 1994, Apogee suspended operations and filed a petition under Chapter 11 of the Federal Bankruptcy Rules on December 9, 1994. During the quarterly period ended September 30, 1995, the Company conducted no operations.

Liquidity and Capital Resources

         Apogee's total assets increased 2.3% to $509,572 for the period ended September 30, 1995 from $497,958 for the fiscal year ended June 30, 1995. This increase was the sole result of the and increase in cash from $118,364 on June 30, 1995 to $129,978 on September 30, 1995 associated with the disposal of certain Company assets.

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

Results of Operations

         The Company conducted no operations during the fiscal quarter ended September 30, 1995. Operating expenses consisted solely of consulting fees to the officers and other outsiders for purposes of administering the bankruptcy estate. The consulting fees provided a loss from operations and net loss of $68,919, or a reduction of 71.6% in losses from operations, and 73.9% in net losses from the comparable prior period ended September 30, 1994.

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

         4) Case No. 95-1653 PAC filed by Apogee on October 20, 1995 in the United States Bankruptcy Court, District of Colorado. Apogee seeks turnover of 60,000 shares of stock in Loronix Information Systems, Inc. ("Loronix"), from creditor Foss Realty Corporation, which claims a perfected security interest in the stock to secure a note payable from the Company, and from Robert Oliphant, who holds the stock certificate. Oliphant has disclaimed any interest in the 60,000 Loronix shares and has entered an interpleading approved by the Bankruptcy Court on February 6, 1996. The stock is valued at approximately $172,500. No trial date has yet been set.

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

3)  Bankruptcy Filing

         On December 9, 1994, Apogee and it's wholly owned subsidiary, AGV filed for protection from its creditors under Chapter 11 of the Federal Bankruptcy codes in the Federal Bankruptcy Court in Denver, CO. This filing was the consequence of transactions involving Apogee and Congher, including certain stock subscription agreements which, in the view of management, Conagher and Hayton failed to honor. Management believes the satisfaction of Conagher's obligations under the stock subscription agreements with Apogee would have provided adequate liquidity for the Company to prosecute it's ongoing business objectives. Company management believes Apogee is current in all of its bankruptcy filings. A Creditor's Committee has been appointed by the court and relations between this committee and the Company are cooperative and amicable.

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

Item 6.  Exhibits and Reports on Form 8-K.

         The Company filed no reports on Form 8-K for the fiscal quarter ended September 30, 1995.

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