Form 10QSB
period 1995-12-31
APOGEE ROBOTICS INC
filed 1996-02-22
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1995.
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

                              APOGEE ROBOTICS, INC.
                                   10-Q INDEX
                                December 31, 1995


                                                                        PAGE NO.

Part I - Financial Information

         Item 1. - Financial Reports

                  Balance Sheets - December 31, 1995 and
                    June 30, 1995                                            3

                  Statements of Operations - Three and six month
                    Periods Ended December 31, 1995 and 1994                 4

                  Statements of Cash Flows - Three month and six
                    Periods Ended December 31, 1995 and 1994                 5

                  Notes to Financial Statements                              6

         Item 2. - Management's Discussion and Analysis of
                  the Financial Condition and Results of
                  Operations                                                 7

Part II - Other Information

         Item 1. - Legal Proceedings                                         8

         Item 5. - Other Information                                     8 - 12

         Item 6. - Exhibits and Reports on Form 8-K                          12

         Signatures                                                          13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                              APOGEE ROBOTICS, INC
                             (Debtor-in-Possession)

                                 BALANCE SHEETS



                                                                      December 31,      June 30,
                                                                          1995            1995


                                                     ASSETS

Current Assets
         Cash                                                         $    262,527    $    118,364
         Inventories                                                        10,491          10,491
         Nonmarketable securities at estimated fair value                  168,255         168,255
                                                                      ------------    ------------
                           Total current assets                            441,273         297,110
                                                                      ------------    ------------

OTHER ASSETS
         Purchased AGVS software, net                                         --            40,000
         Investment in AGV Acquisition, Ins                                   --           150,000
         Deposits and other assets                                           5,672          10,848
                                                                      ------------    ------------
                  Total other assets                                         5,672         200,848
                                                                      ------------    ------------

TOTAL ASSETS                                                          $    446,945    $    497,958
                                                                      ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Other accrued liabilities                                         156,832          47,861
                                                                      ------------    ------------
                  Total current liabilities                                156,832          47,861
                                                                      ------------    ------------

LIABILITIES SUBJECT TO COMPROMISE                                        3,497,132       3,497,132
                                                                      ------------    ------------

STOCKHOLDERS' EQUITY
         Common stock, no par value; 50,000,000 shares authorized;
           18,195,022 issued                                            10,683,590      10,683,590
         Other capital                                                      33,349          33,349
         Accumulated deficit                                           (13,923,958)    (13,763,974)
                  Total stockholders' equity                            (3,207,019)     (3,047,035)
                                                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    446,945    $    497,958
                                                                      ------------    ------------

APOGEE ROBOTICS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)


                                                           FOR THE                                   FOR THE
                                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                           DECEMBER 31,                              DECEMBER 31,
                                                            ------------                             ------------


                                                                    1995            1994                     1995            1994
                                                            ------------    ------------             ------------    ------------

CONTRACT REVENUES AND SALES                                 $       --      $     33,064             $       --      $    457,233

COSTS OF REVENUES AND SALES                                         --         1,189,232                     --         1,622,174
                                                            ------------    ------------             ------------    ------------

GROSS INCOME (LOSS)                                                 --        (1,156,168)                    --        (1,164,941)
                                                            ------------    ------------             ------------    ------------

OPERATING EXPENSES:
         Selling, G & A                                           90,895         804,069                  156,956       1,038,272
         Loss on AGVI                                               --           636,083                     --           636,083
                                                            ------------    ------------             ------------    ------------

Total Operating Expenses                                          90,895       1,440,152                  156,956       1,674,355
                                                                            ------------             ------------    ------------

LOSS FROM OPERATIONS                                             (90,895)     (2,596,320)                (156,956)     (2,839,296)

OTHER INCOME (EXPENSES), net                                        (163)        (45,591)                  (3,022)        (66,750)
                                                            ------------    ------------             ------------    ------------


LOSS BEFORE REORGANIZATION ITEMS                                 (91,058)     (2,641,911)                (159,978)     (2,906,046)
                                                            ------------    ------------             ------------    ------------

REORGANIZATION ITEMS:
         Provision for rejected executory contracts                 --        (1,066,994)                    --        (1,066,994)
         Professional fees                                          --           (10,148)                    --           (10,148)
                                                            ------------    ------------             ------------    ------------
                  Net loss                                  $    (91,058)   $ (3,719,053)            $   (159,978)   $ (3,983,188)
                                                            ------------    ------------             ============    ------------

LOSS PER COMMON SHARE                                       $       (.01)   $       (.20)            $       (.01)   $       (.22)
                                                            ------------    ------------             ------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING                           18,195,022      18,195,022               18,195,022      17,907,870
                                                            ------------    ------------             ------------    ------------

                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                             STATEMENT OF CASH FLOWS


                                                                                              FOR THE
                                                                                              SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                                 1995           1994



CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                            $( 159,978) $(3,983,188)
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amoritization                                                 --           83,016
                  Write-down of property and software to net realizable
                  value                                                                          --          352,220
                  Provision for inventory losses                                                 --          280,000
                  Loss on investment in AGVI                                                     --          636,083
                  Loss on sale of assets                                                        3,312           --
                  Changes in operating assets and liabilities
                         Deposits and other                                                     5,176           --
                         Prepetition tax liability                                             64,052           --
                         Liabilities subject to compromise                                       --        2,239,365
                         Contract receivables                                                    --            7,317
                         Inventories                                                             --          (11,262)
                         Cost and estimated earnings in excess of billings on
                        uncompleted contracts                                                    --          176,650
                         Accounts payable and accrued liabilities                              44,920       (362,967)
                         Billings in excess of costs and estimated earnings on
                        uncompleted contracts                                                    --         (219,231)
                         Other                                                                     (7)         2,703
                                                                                          -----------    -----------
              Net cash used in operating activities                                           (42,524)      (799,294)
                                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from investments                                                                            71,250
         Proceeds from settlement with SI Handling Systems, Inc.                              150,000           --
         Proceeds from sale of purchased AGVS software                                         36,687
         Other                                                                                   --          (42,553)
                                                                                                         -----------
              Net cash provided by investing activities                                       186,687         28,697
                                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash advance from an affiliate of a former director                                     --          115,000
         Repayments under short-term debt agreements                                             --          (12,426)
         Proceeds from issuance of common stock and preferred stock                              --          663,921
              Net cash provided by financing activities                                          --          766,495
                                                                                                         -----------

INCREASE (DECREASE) IN CASH                                                                   144,163         (4,012)

CASH, at beginning of year                                                                    118,364         49,675
                                                                                          -----------    -----------

CASH, at end of year                                                                      $   262,527    $    45,573
                                                                                          -----------    -----------



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

2. Inventories at December 31, 1995 and June 30, 1995 consisted of robot components, assembly parts and AGVS vehicles.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         On November 28, 1994, Apogee suspended operations and filed a petition under Chapter 11 of the Federal Bankruptcy Rules on December 9, 1994. During the quarterly and six month period ended December 31, 1995, the Company conducted no operations.

Liquidity and Capital Resources

         Apogee's total assets decreased 10.2% to $446,945 for the period ended December 31, 1995 from $497,958 for the fiscal year ended June 30, 1995. This decrease was the result of the sale of AGVS software to FMC Corporation and the settlement with SI Handling Systems, Inc. in the adversary proceeding initiated by the Company in the Bankruptcy Court.

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

Results of Operations

         The Company conducted no operations during the fiscal quarter and six month period ended December 31, 1995. Operating expenses consisted solely of consulting fees to the officers and other outsiders for purposes of administering the bankruptcy estate. These fees provided a loss from operations of $90,895 and $156,456 for the three and six month periods ended December 31, 1995 from $2,596,320 and $2,839,296 in the comparable prior periods ended December 31, 1994. Other expenses decreased from $45,591 and $66,750 for the three and six month periods ended December 31, 1994 to $163 and $3,522 for the comparable periods ended December 31, 1995. These reductions are attributable solely to the lack of any operations at the Company.

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

         On December 2, 1994, Conagher filed an action against Apogee and certain of its managers and
                                                              9
directors in the United States District Court for the Central District of California, Case #CV-ED94-270 RT (GAKX), alledging various securities violations and financial misrepresentations. This case was removed February 16, 1995 to the U.S. District Court for the District of Colorado. By operation of the bankruptcy rules any prosecution of this action against the Company remains under an automatic stay. (See Part II, Item 1. Legal Proceedings above for a discussion of these matters.)

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

2)  Bankruptcy Filing

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

Item 6.  Exhibits and Reports on Form 8-K.

         The Company filed a Form 8-K on October 18, 1995 announcing the disposition of assets, declaration of bankruptcy, changes in certifying accountant, and other events including the Company's delay in promptly filing its 1934 Act filings and litigation by Conagher.

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