Form 10-Q/A
period 1994-09-30
APOGEE ROBOTICS INC
filed 1996-04-11
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO

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

                 X
               YES                                 NO



                      APPLICABLE ONLY TO CORPORATE ISSUES:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class of Stock         No.  of Shares Outstanding                Date
- --------------         --------------------------                ----
Common Stock                   18,195,022                   January 24, 1996

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



                              APOGEE ROBOTICS, INC.




Date:                         /s/ James R. Currier, Sr.
                              James R. Currier, Sr.
                              Chairman, President, C.E.O., & C.F.O.

                              INDEX TO EXHIBITS

Exhibit No.              Description

27                  Financial Data Schedule