Form 10-Q/A
period 1994-12-31
APOGEE ROBOTICS INC
filed 1996-04-11
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  AMENDMENT #1
                                      TO

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

         X
       YES                                 NO



                      APPLICABLE ONLY TO CORPORATE ISSUES:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class of Stock          No.  of Shares Outstanding                   Date
- --------------          --------------------------                   ----
Common Stock                    18,195,022                      June 24, 1996

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