Form 10QSB/A
period 1995-09-30
APOGEE ROBOTICS INC
filed 1996-04-11
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                        TO

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

                                X
                                YES          NO


                      APPLICABLE ONLY TO CORPORATE ISSUES:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class of Stock      No.  of Shares Outstanding            Date
- --------------      --------------------------            ----
Common Stock                     18,195,022               February 21, 1996

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