Form 10-Q
period 1996-05-01
APOGEE ROBOTICS INC
filed 1996-05-15
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996.
                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934
Commission File No.  0-8489

                              APOGEE ROBOTICS, INC.
             (Exact name of Registrant as specified in its charter
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

                    X
                   YES                                 NO


                      APPLICABLE ONLY TO CORPORATE ISSUES:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class of Stock        No.  of Shares Outstanding                       Date
- --------------        --------------------------                       ----
Common Stock                 18,195,022                             May 1, 1996

                              APOGEE ROBOTICS, INC.
                                   10-Q INDEX
                                 MARCH 31, 1996


                                                                        PAGE NO.

Part I - Financial Information

         Item 1. - Financial Reports

                  Balance Sheets - March 31, 1996 and
                    June 30, 1995                                              3

                  Statements of Operations - Three and nine month
                    Periods Ended March 31, 1996 and 1995                      4

                  Statements of Cash Flows - Three month and nine
                    Periods Ended March 31, 1996 and 1995                      5

                  Notes to Financial Statements                                6

         Item 2. - Management's Discussion and Analysis of
                  the Financial Condition and Results of
                  Operations                                                   7

Part II - Other Information

         Item 1. - Legal Proceedings                                           8

         Item 5. - Other Information                                      9 - 12

         Item 6. - Exhibits and Reports on Form 8-K                           12

         Signatures                                                           13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                              APOGEE ROBOTICS, INC
                             (DEBTOR-IN-POSSESSION)

                                 BALANCE SHEETS



                                                                                      March 31,       June 30,
                                                                                        1996            1995

                                                     ASSETS

Current Assets
         Cash                                                                      $    196,593    $    118,364
         Inventories                                                                     10,491          10,491
         Nonmarketable securities at estimated fair value                               168,255         168,255
                                                                                   ------------    ------------
                           Total current assets                                         375,339         297,110
                                                                                   ------------    ------------

OTHER ASSETS
         Purchased AGVS software, net                                                      --            40,000
         Investment in AGV Acquisition, Ins                                                --           150,000
         Deposits and other assets                                                        5,672          10,848
                                                                                   ------------    ------------
                  Total other assets                                                      5,672         200,848
                                                                                   ------------    ------------

TOTAL ASSETS                                                                       $    381,011    $    497,958
                                                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Other accrued liabilities                                                      192,164          47,861
                                                                                   ------------    ------------
                  Total current liabilities                                             192,164          47,861
                                                                                   ------------    ------------

LIABILITIES SUBJECT TO COMPROMISE                                                     2,518,696       3,497,132
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY
         Common stock, no par value; 50,000,000 shares authorized;
           18,195,022 issued                                                         10,683,590      10,683,590
         Other capital                                                                   33,349          33,349
         Accumulated deficit                                                        (13,836,780)    (13,763,974)
         Retained Earnings                                                              789,992            --
                  Total stockholders' equity                                         (2,329,849)     (3,047,035)
                                                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    381,011    $    497,958
                                                                                   ------------    ------------

APOGEE ROBOTICS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                           FOR THE                         FOR THE
                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           March 31,                       March 31,
                                                           ------------                    ------------
                                                                   1996            1995            1996            1995
                                                           ------------    ------------    ------------    ------------

CONTRACT REVENUES AND SALES                                $       --      $       --      $       --      $    457,233

COSTS OF REVENUES AND SALES                                        --              --              --         1,622,174
                                                           ------------    ------------    ------------    ------------

GROSS INCOME (LOSS)                                                --              --              --        (1,164,941)
                                                           ------------    ------------    ------------    ------------

OPERATING EXPENSES:
         Selling, G & A                                          55,793          65,737         181,825       1,104,009
         Loss on AGVI                                              --              --              --           636,083
                                                           ------------    ------------    ------------    ------------

Total Operating Expenses                                         55,793          65,737         181,825       1,740,092
                                                           ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                            (55,793)        (65,737)       (181,825)     (2,905,033)

OTHER INCOME (EXPENSES), net                                       --             5,719              77         (61,031)
                                                           ------------    ------------    ------------    ------------


LOSS BEFORE REORGANIZATION ITEMS                                (55,793)        (60,018)       (181,748)     (2,966,064)
                                                           ------------    ------------    ------------    ------------

REORGANIZATION ITEMS:
         Interest Income                                          --             1,447                            1,447
         Provision for rejected executory contracts               --              --              --         (1,066,994)
         Gain on Debt Relief                                    978,436           --            978,436            --
         Professional fees                                      (45,473)        (29,390)        (79,755)        (39,538)
                                                           ------------    ------------    ------------    ------------
                  Net loss                                 $    877,170    $    (87,961)   $    717,193     $(4,071,149)
                                                                           ------------    ------------    ------------

LOSS PER COMMON SHARE                                      $        .05    $       --      $        .04    $       (.23)
                                                           ------------    ------------    ------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING                          18,195,022      18,195,022      18,195,022      18,003,587
                                                           ------------    ------------    ------------    ------------

                              APOGEE ROBOTICS, INC.
                             (DEBTOR-IN-POSSESSION)

                             STATEMENT OF CASH FLOWS

                                                                                             FOR THE
                                                                                             NINE MONTHS ENDED
                                                                                             March 31,
                                                                                             1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                                   $ 717,193    $(4,071,149)
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amoritization                                                  --           83,016
                  Write-down of property and software to net realizable
                  value                                                                           --          352,220
                  Provision for inventory losses                                                  --          280,000
                  Loss on investment in AGVI                                                      --          636,083
                  Loss on sale of assets                                                         3,312           --
                  Changes in operating assets and liabilities
                         Deposits and other                                                      5,176           --
                         Prepetition tax liability                                              64,052           --
                         Liabilities subject to compromise                                    (978,436)     2,239,365
                         Inventories                                                              --          (11,262)
                         Cost and estimated earnings in excess of billings on
                        uncompleted contracts                                                     --          176,650
                         Accounts payable and accrued liabilities                               80,221       (333,577)
                         Billings in excess of costs and estimated earnings on
                        uncompleted contracts                                                     --         (219,231)
                         Other                                                                      24         10,020
                                                                                           -----------    -----------
              Net cash used in operating activities                                           (108,458)      (857,865)
                                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Redemptions of certificates of deposit                                                               200,000
         Proceeds from investments                                                                             71,250
         Proceeds from settlement with SI Handling Systems, Inc.                               150,000           --
         Proceeds from sale of purchased AGVS software                                          36,687
         Other                                                                                    --          (22,044)
                                                                                           -----------    -----------
              Net cash provided by investing activities                                        186,687        249,206
                                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash advance from an affiliate of a former director                                      --          115,000
         Repayments under short-term debt agreements                                              --         (212,426)
         Proceeds from issuance of common stock and preferred stock                               --          663,921
                                                                                                          -----------
              Net cash provided by financing activities                                           --          566,495
                                                                                           -----------    -----------

INCREASE (DECREASE) IN CASH                                                                     78,229        (42,164)

CASH, at beginning of period                                                                   118,364         49,675
                                                                                           -----------    -----------

CASH, at end of period                                                                     $   196,593    $     7,511
                                                                                           -----------    -----------

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

6.  Liabilities Subject to Compromise.

         The Company is in the process of disputing certain claims filed, including all claims filed by former empoyees and trade creditors of AGV. Management of the Company believes that such liabilities represent a liability of SI. The Company is unable to predict whether or not it will be successful in disupting claims filed.

         No provision has been made for the effect of preference or other actions as they cannot be determined at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         On November 28, 1994, Apogee suspended operations and filed a petition under Chapter 11 of the Federal Bankruptcy Rules on December 9, 1994. During the quarterly and nine month period ended March 31, 1996, the Company conducted no operations.

Liquidity and Capital Resources

         Apogee's total assets decreased 23.5% to $381,011 for the period ended March 31, 199 from $497,958 for the fiscal year ended June 30, 1995. This decrease was the result of the write-off of the Company's investment in AGV Acquisition, Inc., it's wholly owned subsidiary. This decrease was offset by a 26.3% increase in the Company's current assets from $297,110 on June 30, 1995 to $375,339 on March 31, 1996. This increase in current assets was attributable to cash received in settlement of the dispute with SI Handling Systems, Inc., discussed in prior filings.

         Historically, the Company's operations have not generated cash. Apogee has derived working capital through public and private sales of its Common Stock and from short-term borrowings. Since 1983, the Company has received approximately $10.5 million from the sale of its Common Stock.

         During the period ended December 31, 1994, Conagher & Co., Inc. ("Conagher") revoked it's subscription agreements with the Company on November 21, 1994, which caused the collapse of negotiations with SI Handling Systems, Inc. over defaults in the agreement to purchase their AGVS assets; the Company suspended operations effective November 28, 1994; and filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Codes on December 9, 1994 (See Part II,
Item 1 - Legal Proceedings and Item 5 - Other Information discussions below).

Results of Operations

         The Company conducted no operations during the fiscal quarter and nine month period ended March 31, 1996. Operating expenses consisted solely of consulting fees to the officers and other outsiders for purposes of administering the bankruptcy estate. These fees provided a loss from operations of $55,793 and $181,825 for the three and nine month periods ended March 31, 1996 from $65,737 and $2,905,033 in the comparable prior periods ended March 31, 1995.

         The Company recorded a Gain on Debt Relief of $978,346 as a result of the withdrawal of Conagher's Proof of Claim in the Bankruptcy Court on March 8, 1996 (See Part II, Item 1 - Legal Proceedings discussion below). This resulted in a profit of $877,170 and $717,193 in the three and nine month periods ended March 31, 1996 respectively from a net loss of $87,961 and $4,071,149 in the comparable periods ended March 31, 1995.

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

         On March 4, 1996 Apogee submitted a Motion to Amend Objection and Assert Counterclaims agains Conagher. This motion was granted by action of the Bankruptcy Coourt on April 8, 1996. Furthermore, as a result of a Release and Settlement Agreement ("Settlement Agreement") entered into between Conagher; Company's Directors and Officers Liability Insurance carrier; Pattison Hayton III ("Hayton"); and James W. Jones, Robert Oliphant, and Dennis C. Foss; Conagher's motion to withdraw its Proof of Claim was also granted, subject to certain conditions. (Please see the Company's Form 8-K filing of February 27, 1996 for a discussion of this matter.)

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

         On February 27, 1996, Conagher filed a motion to withdraw this action against Apogee and the other named defendants as a result of the Settlement Agreement referenced above. This motion was granted (Get date from KO). (Please see the Company's Form 8-K filing of February 21, 1996 for a discussion of this matter.)

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

         5)  Sale of various inventory items for sums not in excess of $20,000;
             and

         6)  Establishment of October 31, 1995 Bar Date.

         Company management, in cooperation with Company bankruptcy counsel are vigorously pursuing the following items:

         1) Filing of a Reorgainzation Plan on or about May 30, 1996 (delayed from March 1, 1996 reported in prior filings) under which outstanding claims relating to employees, creditors, and equity holders will be settled. Company management believes settlement of all debt will be accomplished under the plan. Management intends to pursue merger opportunities with other companies involved in the factory automation industry, and believes that Apogee's technology, substantial NOL carryforwards, and its public status, will make it an attractive merger candidate with successful and profitable privately owned operations. Management is currently investigating several such opportunities. No assurance can be given that such a merger can be negotiated on terms acceptable to Apogee's shareholders or the bankruptcy court. Nor can any assurances be given that management's intention to exit the bankruptcy estate as a non-operating entity for purposes of arranging a merger will be ratified by Company creditors, equity holders, or the bankruptcy court.

         2) Apogee management has appointed special counsel for purposes of litigating claims that the Company plans to assert against various entities and individuals, in addition to defense of claims asserted by Conagher. Management believes there is a significant probability of successful prosecution of the Company's claims and counterclaims against Conagher and Hayton. (See Part II, Item 1. Legal Proceedings above for a discussion of these matters.)

4)  Employees

     On November 28, 1994 as a result of Conagher's revocation of its subscription agreements with Apogee, all employess of the Company were discharged. Currently, the Company contracts services from it's officers, and other outside contractors from time to time as the circumstances dictate.

Item 6.  Exhibits and Reports on Form 8-K.

         The Company filed a Form 8-K on February 27, 1996 announcing the Settlement Agreement wherein Conagher dismissed its complaint against the Company and other named defendants in the U.S. District Court action and the withdrawal of its proof of claim in the U.S. Bankruptcy Court action.

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