Form 10KSB40
period 1996-06-30
APOGEE ROBOTICS INC
filed 1996-10-15
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
        (Mark One)

        (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1996
                                       OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                 For the transition period from               to
                                                --------------   ------------
                           Commission File No. O-12792

                              APOGEE ROBOTICS, INC.
                          ----------------------------
                         (Name of small business Issuer)


           COLORADO                                       84-0916585
 --------------------------------              ------------------------------
(State or other  jurisdiction of              (IRS Employer Identification No.)
 incorporation  or  organization)

         1301 Meadowood Lane
         Charlotte, North Carolina                            28211
   --------------------------------------                    --------
  (Address of Principal Executive Offices)                   Zip Code
                                                          (704) 363-6816
                                                      Issuer's telephone number


Securities registered under Section 12 (b) of the Exchange Act:  NONE

Securities registered under to Section 12 (g) of the Exchange Act:

                           Common Stock, No Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the post 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $335.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of a date within 60 days prior to the date of filing is not determinable due to the absence of any bid or asked price during such period.

The number of shares of Common Stock, no par value, outstanding on October 10, 1996 was 18,195,022.

           Documents Incorporated by Reference into this Report: None Transitional Small Business Disclosure Format (check one) Yes No X

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

Apogee Robotics, Inc. ("Apogee" or the "Company") was founded in 1983 for the purpose of developing advanced material handling systems utilizing automatic guided vehicle systems ("AGVS"), for use in manufacturing plants, warehouses, offices and other facilities. Apogee's AGVS were computer or microprocessor controlled, driverless vehicles equipped with various material handling devices to automatically transport materials for pick-up to various destinations under the supervision of computer systems.

On December 9, 1994, Apogee and it's wholly owned subsidiary, AGV Acquisitions, Inc. ("AGV") , filed for protection from their creditors under Chapter 11 of the Federal Bankruptcy Codes in Denver, CO and it currently operating as a debtor in possession. This filing was the consequence of transactions involving the Company and Conagher & Co., Inc. ("Conagher"), including certain stock subscription agreements which, in managements view, Conagher and its principal, Pattinson Hayton III ("Hayton"), failed to honor (see "Company Restructuring," and Part I, Item 3. "Legal Proceedings," below for a discussion of these matters). As a consequence of Apogee's association with Conagher and Hayton, who also served as a director and chairman of Apogee's Board of Directors, and Apogee's inability to maintain listing requirements, the Company was delisted by NASDAQ on February 7, 1995. (See Part I, Item 1. "Business" below for a discussion of these matters. )

Automatic Guided Vehicle Systems ("AGVS")

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

AGVS sold by Apogee followed wire, optical tape, or magnetic guidepaths installed in or on a floor. Apogee's standard optically and magnetically guided vehicles (the "Orbitor") represented a substantially less expensive alternative to wire guidance. On October 5, 1994, Apogee acquired the AGVS Division of SI Handling Systems, Inc. ("SI"), which manufactured AGVS utilizing both wire and non-wire guidance technologies (see "Acquisition of SI Handling AGVS Division" for a discussion of this matter). This acquisition was intended to increase Apogee's AGVS product and distribution network and add to Apogee's technical and personnel resources.

As a result of Apogee's bankruptcy filing on December 9, 1994, all developments of AGVS technology and product, as well as all manufacturing, sales and marketing, have been terminated, and management does not expect any resources to be expended keeping the existing body of technology current. As a result, any advantages that Apogee technology and product may have enjoyed prior to Apogee's bankruptcy filing have eroded subsequent to bankruptcy and are expected to erode further during the pendency of bankruptcy and thereafter, unless merger candidates described in the section below entitled "Bankruptcy Filing," devote substantial resources to update these products and technology, and restore manufacturing, sales and marketing activities.

In an effort to mitigate the complete loss of any value in the Apogee product and technology relating to its Orbitor line of products, the Company entered into an Asset Purchase Agreement with FMC Corporation ("FMC") on July 12, 1995, wherein FMC acquired certain electro-mechanical technology and products of the Orbitor line, and a quotation system for $40,000. The bankruptcy court order approving this transaction was entered on September 13, 1995. A condition of this agreement provides that if Apogee emerges from bankruptcy as an AGVS provider, or if another purchaser emerges, interested in the acquisition of the entire body of Apogee's AGVS products and technology, the purchase will revert to an irrevocable license to utilize the technology.

Relationship with Conagher

On May 12, 1994, Apogee entered into a Stock Subscription Agreement (hereinafter the "Subscription Agreement") with Conagher, wherein Apogee exchanged 6,000,000 shares of its Common Stock for 6,000,000 shares of Conagher's Preferred Stock. The Subscription Agreement provided that between June 15, 1994 and September 15, 1994, Conagher would redeem all or a portion of its Preferred Shares for $2,000,000. At the end of that period, shares of Conagher Preferred Stock that remained unredeemed could be exchanged by Apogee for an equal number of shares of Apogee's Common Stock held by Conagher. Simultaneous with the execution of the Subscription Agreement, Conagher assigned, conveyed, transferred, or sold (which cannot be determined by Apogee) 5,200,000 shares of the Apogee Common Stock it acquired from Apogee under the Subscription Agreement, to Importations by Exportations, SA ("IMEXSA"), a Nicaraguan company, that subsequently distributed the Apogee Common Stock, purportedly pursuant to Regulation S. On June 5, 1994, Conagher agreed to purchase an additional 3,000,000 shares of Apogee's Common Stock for $1,000,000.

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

The Revised Agreement was purportedly ratified by Apogee's Board of Directors consisting of Hayton, principal officer, director, and shareholder of Conagher, and Apogee's Chairman; Sven Kraumanis and William G. Conway, bother nominees of Conagher; and Robert Oliphant. The Company contends that the Revised Agreement was not approved by a requisite vote of disinterested board members and, in any event, was never consummated.

Subsequent to the foregoing events, Apogee's management determined that the ratification of the Revised Agreement by Apogee's then current Board of Directors on September 23, 1994 was improper. Further investigation by Apogee management revealed other irregularities relating to Conagher's actions on behalf of Apogee, in addition to their ongoing obligations to Apogee under the various agreements. Negotiations with Conagher to cure these irregularities were delayed as a result of Hayton's chairmanship of the Company and his effective control of the Company's Board of Directors, as well as his extended absences overseas. Furthermore, an article in the October 13, 1994-edition of The Wall Street Journal revealed allegations regarding Hayton's character, integrity, and business practices that effectively terminated Apogee's access to public financial markets and damaged Apogee's reputation such that it could not execute its business plan.

On or about November 1, 1994, Hayton reached an agreement with a Canadian company, 480452 B.C. Ltd. ("480452"), to acquire substantially all of the Conagher's obligations to Apogee. These negotiations were conducted without any participation from Apogee management, but required Apogee's consent to close the transaction. At the same time, Company management was advised by NASDAQ that Apogee would be delisted immediately as a result of its affiliation with Conagher and Hayton, which delisting notification, Conagher and Hayton failed to disclose to the principal of 480452. Company management's subsequent disclosure of the delisting notice to the principal of 480452 resulted in the termination of the agreement between Conagher and 480452. If the agreement between Conagher and 480452 had closed, it would not have been ratified by the Company, because the principal of 480452 was under investigation by the Vancouver (Canada) Exchange for certain securities violations, and the agreement contained provisions unsatisfactory to the Company.

Subsequent negotiations with Conagher contained various unfulfilled commitments for funding the Company, which were ultimately terminated contemporaneously with the abrupt resignation of Hayton and his designees' from Apogee's Board of Directors on November 21, 1994. In a press release by Conagher dated the same day, Hayton accused Apogee and certain of its managers and directors of fraudulent misrepresentation.

On December 2, 1994, Conagher filed an action against Apogee and certain of its managers and directors in the United States District Court for the Central District of California, Case #CV-ED94-270 RT (GAKK), alleging various securities violations and financial misrepresentations. This case was removed February 16, 1995 to the U.S. District Court for the District of Colorado. By operation of the bankruptcy rules, this action remained under automatic stay until subsequently withdrawn by Hayton. (See Part I, Item 3. "Legal Proceedings" below for a discussion of these matters.)

Additionally, on December 2, 1994, Conagher filed a complaint against James R. Currier, Sr., Apogee's newly appointed President and CEO, in the Superior Court for the State of California for the County of Riverside, Palm Springs Branch (Case #079188), alleging misrepresentation of certain financial conditions of Apogee. This action was dismissed May 1,1995 due to the lack of personal jurisdiction. On May 1, 1995, Currier filed an action against Conagher and Hayton in the U.S. District Court for the Western District of North Carolina (Case #3:95CV207H) seeking a declaratory judgement relative to Conagher's California claims and asserting claims of fraud and misrepresentation against them. This action resulted in a default judgement in favor of Currier on September 26, 1996. (See Part I, Item 3. "Legal Proceedings" below for a discussion of these matters.)

On December 4, 1994, prior to the declaration of bankruptcy by the Company on December 9, 1994, Robert Oliphant and James W. Jones were reelected directors of Apogee. Oliphant subsequently resigned December 30, 1994 to pursue other employment interests. Jones and Currier remain the Company's sole directors.

As a result of the declaration of bankruptcy and the failure of the subscription agreements between Apogee and Conagher, settlement agreements described in Apogee's Annual report on Form 10K for the year ended June 30, 1994 under the section "Company Restructuring", with certain persons to whom Apogee owed approximately $500,000 were not ratified by Apogee's Board of Directors, and remain obligations of the bankruptcy estate, with the exception of shares in Princeton Electronic Products that collateralized a loan to the Company and were subsequently transferred to the security holder by bankruptcy court order dated August 15, 1995.

Acquisition of SI Handling AGVS Division

AGV (which became Apogee's wholly owned subsidiary simultaneous with the acquisition) acquired SI's AGVS Division on October 4, 1994. Under Amendment #2 to the Asset Purchase Agreement between AGV and SI, SI was required to furnish Apogee with certain assignment consents and lien waivers no later than November 4, 1994, which items were omitted under the original purchase documentation. After receipt of those consents and waivers, Apogee would be required to pay $250,000 to close the transaction. SI subsequently failed to provide these consents and waivers. Apogee management attempted to restructure certain terms and conditions of the Asset Purchase Agreement to avoid declaration of default. Hayton's abrupt resignation from Apogee's Board of Directors and repudiation of Conagher's stock subscription agreements with Apogee terminated those negotiations.

In early January 1995, SI seized control of the disputed assets. Thereafter, Apogee filed an adversary proceeding against SI in the Federal Bankruptcy Court on January 10, 1995 to resolve the dispute over ownership of the purchased assets. In a Compromise Agreement between Apogee and SI, dated September 12, 1995, a motion was filed with the bankruptcy court and notice issued, to dismiss the adversary proceeding with prejudice and unwind the Asset Purchase Agreement of October 4, 1994. This matter received approval of the bankruptcy court on October 30, 1995. (See Part I, Item 3. "Legal Proceedings" for a discussion of these matters.)

Bankruptcy Filing

On December 9, 1994, Apogee and AGV filed for protection from their creditors under Chapter 11 of the Federal Bankruptcy Codes in the Federal Bankruptcy Court in Denver, CO. This filing was the consequence of transactions involving Apogee and Conagher, including certain stock subscription agreements which, in management's view, Conagher and Hayton failed to honor. Management believes the satisfaction of Conagher's obligations under the stock subscription agreements with Apogee would have provided adequate liquidity for the Company to prosecute its ongoing business objectives. Company management believes Apogee is current in all of its bankruptcy filings. A Creditor's Committee has been appointed by the court and relations between this committee and the Company are cooperative and amicable.

Company   management,   in  cooperation  with  Company  bankruptcy  counsel  are
vigorously pursuing the following items:

1) Filing of a Reorganization Plan on or about December 31, 1996 under which outstanding claims relating to employees, creditors, and equity holders will be settled. Company management believes that settlement of all debt will be accomplished through its Plan of Reorganization, although there can be no assurance that management's Plan of Reorganization will be confirmed by the bankruptcy court. Management intends to pursue merger opportunities with other companies involved in the factory automation industry, and believes that Apogee's public status will make it an attractive merger candidate with successful and profitable privately owned operations. Management is currently investigating several such opportunities, although no assurance can be given that such a merger can be negotiated on terms acceptable to Apogee's shareholders or the bankruptcy court. Nor can any assurances be given that management's intention to exit the bankruptcy proceeding as a non-operating entity for purposes of arranging a merger will be ratified by Company creditors, equity holders, or the bankruptcy court.

2)       Company  management is currently  preparing a Disclosure  Statement and
         Omnibus  Claims   Objection,   and  expects  to  file  these  documents
         concurrent with the Reorganization Plan.

Employees

On November 28, 1994 all employees of the Company were discharged. Currently, the Company contracts services from it's officers, and other outside contractors from time to time as the circumstances dictate.

Licenses and Proprietary Technologies; Patents

Apogee has developed proprietary technology for AGVS, including stationary control systems, featuring guidepath optimization, traffic control, automatic battery charging, and automatic load transfer; interface software; and management reporting systems. No patent protection was sought for these software products; however, the Company has copyright and trade secret protection under applicable federal and state statutes. Apogee has received a U.S. patent on its magnetic guidance technology. Certain of the Company's electro-mechanical technology was transferred to FMC as part of an Asset Purchase Agreement with FMC (see "Automated Guided Vehicles Systems").

As a consequence of the bankruptcy filing, Apogee has not incurred any expenses for research and development. The Company has no plans to make any further expenditures to maintain the existing body of its AGVS technology, software or products, or to pursue any enhancements thereof.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

Apogee has no plant or office space. The Company's principal executive offices are located at the office of the Company's President, located at 1301 Meadowood Lane, Charlotte, North Carolina 28211.

ITEM 3. LEGAL PROCEEDINGS

The following legal proceeding involving the Company have been successfully resolved:

1) Case No. CV-ED94-270-RT (GAKX) filed in the US. District Court, Central District of California, December 2, 1994 and subsequently removed to the U.S. District Court, District of Colorado on February 16, 1995. This action was filed by Conagher against Apogee; certain Company managers and directors; and the Company's outside auditors, Brock & Co., Inc., alleging various securities violations and misrepresentations. These proceedings were under automatic stay provided under bankruptcy statutes. As a result of a Proof of claim filed by Conagher, these claims, in addition to counterclaims, were defended in the bankruptcy court under Claims Objection proceedings.

         On March 4, 1996 Apogee submitted a Motion to Amend Objection and Assert Counterclaims against Conagher. This motion was granted by action of the Bankruptcy Court on April 8, 1996. Furthermore, as a result of a Release and Settlement Agreement ("Settlement Agreement") entered into between Conagher; Apogee's Directors and Officers Liability Insurance carrier; Hayton; and James W. Jones, Robert Oliphant, and Dennis C. Foss; Conagher withdrew this action. Conagher's motion to withdraw its Proof of Claim was also granted, subject to certain conditions. (Please see the Company's Form 8-K filing of February 27, 1996 for a discussion of this matter).

         On September 10, 1996 the Bankruptcy Court entered a default against Conagher for failure to conduct discovery and produce documents, and on September 30, 1996 entered judgment on the default in the aggregate sum of $2,590,336 in favor of the Company and against Conagher.

         Apogee will seek to enforce this judgment in jurisdictions the Company believes Conagher domiciles or is conducting business in. Company
         Management is not optimistic any collection will be made on the judgement.

2) Case No. 3:95CV207H filed in the U.S. District Court, Western District of North Carolina, May 1, 1995 by James R. Currier, Sr. against Conagher and Hayton. This action was filed by Currier to see a declaratory judgement relative to claims asserted by Conagher in an action against Currier filed in the Superior court for the State of California that was dismissed for the lack of personal jurisdiction. Currier has made additional claims of fraud and misrepresentation against Conagher and Hayton in this proceeding.

         On September 26, 1996 a default judgement was entered against Hayton & Conagher jointly and severally for $773,025 in damages and $2,727 in attorneys' fees in favor of Currier. Currier has commenced collection proceedings.

The following legal proceedings involving the Company are still pending:

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

2) Case No. 95-1653 PAC filed by Apogee on October 20, 1995 in the United States Bankruptcy Court, District of Colorado. Apogee seeks turnover of 60,000 shares of stock in Loronix Information Systems, Inc. ("Loronix"), from creditor Foss Realty Corporation, ("Foss") which claims a perfected security interest in the stock to secure a note payable from the Company, and from Robert Oliphant, who holds the stock certificate. Oliphant has disclaimed any interest in the 60,000 Loronix shares and has entered an interpleading approved by the Bankruptcy Court on February 6, 1996. Oliphant was subsequently dismissed from the case.

         On July 29, 1996 the Bankruptcy Court granted a motion by the Company wherein the security interest of Foss in the Loronix stock was voided. The Company subsequently filed a motion to sell the Loronix stock, which is still pending.

         Foss retained former Company counsel Hart & Trinen LLP and filed a motion to set aside the July 29, 1996 ruling. Company management believes this motion will be denied, in that no new evidence was offered and the motion was not filed in a timely manner.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

         The Company's Common Stock was traded in the over-the-counter market and was quoted on the NASDAQ Small Cap Market until delisting on February 7, 1995. Currently there is no trading or quotes. The following table sets forth the high and low bid prices for the Company's Common Stock for the periods indicated as reported by NASDAQ. Prices set forth below do not reflect retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                        High              Low
                                        ====              ====
         Fiscal 1995
         ===========
         First Quarter                  $0.34             $0.16
         Second Quarter                 $0.22             $0.03
         Third Quarter                  NO TRADES OR QUOTES
         Fourth Quarter                 NO TRADES OR QUOTES

         Fiscal 1996
         ===========
         First Quarter                  NO TRADES OR QUOTES
         Second Quarter                 NO TRADES OR QUOTES
         Third Quarter                  NO TRADES OR QUOTES
         Fourth Quarter                 NO TRADES OR QUOTES

         As of October 10, 1996, there were approximately 1100 owners of the Company's Common Stock. The number of persons owning the Company's securities includes both record holders and person holding the securities through banks, brokers or other nominees. No dividends have been paid on the Company's Common Stock and no dividends will be paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Since Apogee's contract revenues have historically consisted of large sales to a limited number of customers and since large projects are billed under the percentage-of-completion method, certain balance sheet items will fluctuate substantially between periods as many large projects are billed at certain intervals, as opposed too monthly, the balance sheet category costs and Estimated Earnings will increase as costs on the project accumulate. Once an invoice is sent to the customer, such amounts are transferred to Contract Receivables. Contract receivables in turn will vary as Costs and Earnings on large projects are billed and subsequently collected. Conversely, if Apogee receives an advance or down payment on an order, the amounts received are reflected as Billings in Excess of Costs and Estimated Earnings. Such amounts are gradually transferred to Contract Revenues Earned as Apogee progresses with work on the particular project.

On November 28, 1994, Apogee suspended operations pending the filing of a petition under Chapter 11 of the Federal Bankruptcy Rules on December 9, 1994. The financial statements from the fiscal year ended June 30, 1995 reflect both the short period of operations, as well as activities undertaken as a debtor-in-possession. The financial statements for the period ended June 30, 1996 reflect no operations.

Liquidity and Capital Resources

Apogee's total assets decreased from $497,958 on June 30, 1995 to $288,338 on June 30, 1996 as a result of the write-offs of the Company's investment in AGV and purchased software.

As a result of the bankruptcy filing, Apogee's current liabilities as of December 9, 1994 were reclassified and recorded as Liabilities Subject to Compromise, and consist of all creditor claims against Apogee's bankruptcy estate, including claims that the Company will contest. In particular, the Company intends to contest all creditors and employee claims in connection with the acquisition of the AGVS assets of SI and the subsequent settlement thereof. Current liabilities as of June 30, 1996 consist of amounts owed primarily to the Company's bankruptcy and litigation counsel. Additionally, the Company has accrued amounts believed owed to certain taxing authorities.

Historically, Company operations did not generate cash. Working capital was generated through public and private sales of the Company's Commons Stock and from short-term, fully collateralized borrowing. Since 1983, Apogee has received net proceeds from the sale of its Common Stock in excess of $9,500,000.

Apogee's only material future capital commitments are funding the extensive litigation necessitated by the Conagher lawsuit. Management believes that sufficient funds exist for the sponsorship of this litigation as a result of the liquidation of its remaining assets.

Results of Operations

Fiscal 1996

The net loss of $289,805 for the fiscal year ended June 30, 1996 resulted from expenses associated with the maintenance of the bankruptcy estate.

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

ITEM 7.  FINANCIAL STATEMENTS

         See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the Company's directors and executive officers:

Name                           Age       Position
----                           ---       --------
James R. Currier, Sr.          50        Chairman of the Board of Directors,
                                         President, Chief Executive Officer,
                                         Chief Financial Officer, and Director

James W. Jones                 50        Vice-President, Secretary, and Director

There are no family relationships between the Company's officers and directors. The directors of the Company will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been duly elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors.

James R. Currier, Sr. has been Apogee's President and Chief Executive Officer and a director since October 5, 1994, and it's Chairman and Chief Financial Officer since December 7, 1994. From August 1982 through November 1992, Currier was Executive Vice President of N.C. Automation, Inc.

James W. Jones has been Apogee's Vice President since September 1994 and a director since December 1994. From June 1983 through September 1994, Jones was Apogee's President and Chief Executive Officer. From 1968 through 1983, Jones was employed as a research and development engineer at Hewlett-Packard Company.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by (I) the chief Executive Officer of the Company, and (ii) by each other executive officer of the Company who received annual compensation in the form of salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


Name/Principal                                               Other Annual       All Other
Position                         Fiscal Year    Salary       Compensation     Compensation
--------------                   -----------    ------       ------------     ------------
                                                 (1)               (2)            (3)
James R. Currier, Sr.............    1996      $48,450             --           $48,450
President/CEO                        1995      $43,750          $20,000         $43,025

               1)   The  dollar  value  of  base  salary  (cash  and   non-cash)
                    received.

               2) Any other annual compensation not properly categorized as salary or bonus, including prerequisites and other personal benefits, securities or property. In the case of Jones, amount represents an automobile allowance of $2,500 per year received from the company, a disability insurance premium of approximately $4,000 per year, and an allowance for health club expenses of $1,500 per year, premiums on a life insurance policy and funding the supplemental compensation arrangement described below. The Company is not the beneficiary of the disability policy or the life insurance policy and the supplemental compensation arrangement.

               3)   Compensation   received  for  consulting   services  in  the
                    post-petition bankruptcy estate.

Compensation of Directors

         During the fiscal year nded June 30, 1996 the directors of the Company were paid no compensation.

Employment Contracts

         Apogee entered into an employment agreement with James R. Currier, Sr. for a three-year term ending in October 1997 at base salary of $210,000 per year. Under the terms of the agreement, Currier's salary would have been increased on each anniversary of the employment agreement by a percentage equal to the annual percentage increase in the consumer price index. Currier's employment agreement also provides for paid vacations and the right to participate in any employee benefit plans that the Company may, from time to time, adopt.

         The employment agreement with Currier remains in full force and effect and constitutes an obligation of the Company under the bankruptcy estate. Currier is compensated $75 per hour for services rendered the Company while the Company remains a debtor in possession, which amount is credited against the Company's salary obligation to Currier.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 10, 1996 the number and percentage of outstanding shares of Common Stock owned by each officer and director of the Company, by all officers and directors as a group and by each person known to own more than 5% of the Company's Common Stock.

Name and Address                                   Number of Shares   Percentage of Class
----------------                                   ----------------   -------------------
Princeton Electronic Products, Inc. ..........        1,000,000              5.50%
Address Unknown

James R. Currier, Sr .........................           30,000               .17%
1301 Meadowood Lane
Charlotte, NC 28211

James W. Jones ...............................          158,000               .87%
1428 Glenda Court
Loveland, CO 80537

All Officers and .............................          188,000              1.04%
Directors as a Group (2 persons)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              None.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  ---------

     3   (a)      Articles of Incorporation          Incorporated by reference to Exhibit 3 (a) to the Company's
                                                     Registration Statement on Form S-18, Registration No. 2-87181-D.

         (b)      Amended Articles                   Incorporated by reference to Exhibit 3(c) of the Company's
                                                     Registration Statement, Registration No. 33-7805.

         (c)      Bylaws                             Incorporated by reference to Exhibit 3 (b) to the Company's
                                                     Registration Statement on Form S-18, Registration No. 2-87181-D.

         (d)      Amended Bylaws                     Incorporated by reference to Exhibit 3 (d) to the Company's
                                                     Registration Statement, Registration No. 33-7805.

    10   (a)      License Agreement                  Incorporated by reference to Exhibit 10 (b) to the
                                                     Company's Registration Statement on Form S-18,
                                                     Registration No. 2-87181-D.

         (b)      Supply Agreement                   Incorporated by reference to Exhibit 10 (c) to the
                                                     Company's Registration Statement on Form S-18,
                                                     Registration No. 2-87181-D.

         (c)      Amendment to License               Filed as Exhibit 10 (e) to the Company's Registration
                                                     Statement on Form S-1, Registration No. 33-7805.

         (d)      License Agreement with             Incorporated by reference to Exhibit 10 (h) to the
                  Hewlett-Packard Company            Company's Registration Statement, Registration No.
                                                     33-7805.

         (e)      Agreement with Stow                Filed as Exhibit 90 (e) to the Company's Registration
                  International NV                   Statement on Form S-1, Registration No. 33-42749.

         (f)      Amended and Restated               Filed as Exhibit 10 (f) to the Company's Report on Form
                  Stock Acquisition                  8-K dated September 23, 1994.
                  Agreement




         (g)      Asset Purchase Agreement           Filed as Exhibit 10 (g) to the Company's Report on Form
                  Relating to SI Handling            8-K dated September 23, 1994.
                  Systems

         (h)      Consulting Agreement               Filed as Exhibit 10 (h) to the Company's Report on Form
                  (Pat Hayton)                       8-K dated September 23, 1994.

         (I)      Employment Agreement               Filed as Exhibit 10 (i) to the Company's Report on Form
                  (James R. Currier, Sr.)            8-K dated September 23, 1994.

         (J)      Asset Purchase Agreement           Filed as Exhibit 10 (j) to the Company's report on Form
                  Between FMC Corporation            10-K dated January 29, 1996.
                  and Apogee

         (k)      Settlement Agreement               Filed as Exhibit 10 (k) to the Company's report on Form
                  between SI and Apogee              10-K dated January 29, 1996.

         21       Subsidiaries of the Registrant     Filed with this report

         27       Financial Data Schedule            Filed with this report

         (b)      Reports on Form 8-K                None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             APOGEE ROBOTICS, INC.

                             By: /s/ James R. Currier , Sr.
                                ------------------------------------
                                   James R. Currier, Sr., Chairman, President,
                                   Chief Executive Officer, and Chief Financial
                                   Officer (Principal Executive, Financial and
                                   Accounting Officer)

                             Date: October 10, 1996


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                  Title                     Date
         ---------                  -----                     ----

/s/ James R. Currier, Sr.           Director                  October 10, 1996
   ----------------------
James R. Currier, Sr.

/s/ James W. Jones                  Director                  October 10, 1996
   ---------------
James W. Jones

                          INDEX TO FINANCIAL STATEMENTS






                                                                            PAGE
                                                                            ----
Independent Auditor's Report...................................................2

Balance Sheet - June 30, 1996..................................................3

Statements of Operations - For the Years Ended June 30, 1996 and 1995..........4

Statement of Stockholders' Deficit - For the Period from July 1, 1994 through June 30, 1996.......................................................5

Statements of Cash Flows - For the Years Ended June 30, 1996 and 1995..........6

Notes to Financial Statements..................................................7

                          INDEPENDENT AUDITOR'S REPORT






Board of Directors
Apogee Robotics, Inc.
Charlotte, North Carolina


We have audited the accompanying balance sheet of Apogee Robotics, Inc. as of June 30, 1996, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apogee Robotics, Inc. as of June 30, 1996, and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.

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



/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP

Denver, Colorado
October 10, 1996

                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                                  BALANCE SHEET
                                  JUNE 30, 1996


                                     ASSETS

CURRENT ASSETS:
    Cash ........................................................  $    103,920
    Inventories .................................................        10,491
    Nonmarketable securities, at estimated fair value,
      aggregate cost of $438,480 ................................       168,255
                                                                    -----------
             Total current assets ...............................       282,666
                                                                    -----------
DEPOSITS AND OTHER ASSETS .......................................         5,672
                                                                    -----------
TOTAL ASSETS ....................................................  $    288,338
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE:
    Accounts payable ............................................  $     63,994
    Other accrued liabilities ...................................        64,052
                                                                    -----------
             Total current liabilities ..........................       128,046
                                                                    -----------
LIABILITIES SUBJECT TO COMPROMISE ...............................     3,497,132
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 11)

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.01 par value; 100,000 shares authorized ..          --
    Common stock, no par value; 50,000,000 shares authorized;
         18,195,022 shares issued and outstanding ...............    10,683,590
    Other capital ...............................................        33,349
    Accumulated deficit .........................................   (14,053,779)
                                                                    -----------
             Total stockholders' deficit ........................    (3,336,840)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ....................   $    288,338
                                                                    ===========








   The accompanying notes are an integral part to these financial statements.



                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                            STATEMENTS OF OPERATIONS



                                                      FOR THE YEARS ENDED
                                                            JUNE 30,
                                                   ---------------------------
                                                       1996           1995
                                                   -----------   ------------

CONTRACT REVENUES AND SALES ....................   $      --     $    457,233

COST OF REVENUES AND SALES .....................          --        1,622,174
                                                   -----------   ------------

GROSS LOSS .....................................          --       (1,164,941)
                                                   -----------   ------------

OPERATING EXPENSES:
    Selling, general and administrative expenses        44,445      1,104,627
    Loss on investment in AGVI .................          --          636,083
                                                   -----------   ------------
         Total operating expenses ..............        44,445      1,740,710
                                                   -----------   ------------
LOSS FROM OPERATIONS ...........................       (44,445)    (2,905,651)
                                                   -----------   ------------
OTHER INCOME (EXPENSE):
    Investment losses ..........................          --           (3,750)
    Interest expense ...........................          --          (72,846)
    Other, net .................................           258         11,815
                                                   -----------   ------------
         Net other income (expense) ............           258        (64,781)
                                                   -----------   ------------
LOSS BEFORE REORGANIZATION ITEMS ...............       (44,187)    (2,970,432)

REORGANIZATION ITEMS:
    Interest income ............................            77          1,482
    Provision for rejected executory contracts .          --       (1,066,994)
    Professional fees ..........................      (245,695)       (64,420)
                                                   -----------   ------------
NET LOSS .......................................   $  (289,805)  $ (4,100,364)
                                                   ===========   ============
LOSS PER COMMON SHARE ..........................   $      (.02)  $       (.23)
                                                   ===========   ============
WEIGHTED AVERAGE SHARES OUTSTANDING ............    18,195,022     18,051,446
                                                   ===========   ============






   The accompanying notes are an integral part to these financial statements.


                                                        APOGEE ROBOTICS, INC.
                                                       (Debtor-in-Possession)

                                                 STATEMENT OF STOCKHOLDERS' DEFICIT
                                       FOR THE PERIOD FROM JULY 1, 1994 THROUGH JUNE 30, 1996


                                                         PREFERRED STOCK          COMMON STOCK
                                                      ---------------------  ------------------------         Other      Accumulated
                                                        Shares      Amount      Shares       Amount           Capital      Deficit
                                                      ---------    --------  ----------    ----------         -------    -----------
BALANCES, July 1, 1994 .........................      1,082,912   $ 10,829   16,472,110  $  9,968,153   $     853,414  $ (9,663,610)

  Conversion of preferred stock to
     common stock ..............................     (1,082,912)   (10,829)   1,712,912       830,894        (820,065)       --
  Write-off unredeemed preferred stock of
     investee determined to be uncollectible
     issued for common stock ...................          --          --          --         (165,457)           --          --
  Issuance of common stock for commissions
     payable ...................................          --          --         10,000        50,000            --          --
  Net loss for the year ended June 30, 1995 ....          --          --          --             --              --      (4,100,364)
                                                     ----------    -------   ----------    ----------    ------------   -----------
BALANCES, June 30, 1995 ........................          --          --     18,195,022    10,683,590          33,349   (13,763,974)

  Net loss for the year ended June 30, 1996 ....          --          --          --             --              --        (289,805)
                                                     ----------    -------   ----------    ----------    ------------   -----------
BALANCES, June 30, 1996 ........................          --      $   --     18,195,022  $ 10,683,590    $     33,349  $(14,053,779)
                                                     ==========    =======   ==========    ==========    ============   ===========












   The accompanying notes are an integral part to these financial statements.


                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                            STATEMENTS OF CASH FLOWS



                                                                             FOR THE YEARS ENDED
                                                                                   JUNE 30,
                                                                          --------------------------
                                                                              1996          1995
                                                                          -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..........................................................   $  (289,805)   $(4,100,364)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
            Depreciation and amortization .............................          --           83,016
            Write-down of property and software to net realizable value          --          352,220
            Provision for inventory losses ............................          --          280,000
            Loss on investment in AGVI ................................          --          636,083
            Investment losses .........................................          --            3,750
    Increase (decrease) from changes in assets and liabilities:
            Liabilities subject to compromise .........................          --        2,239,365
            Contract receivables ......................................          --            7,317
            Inventories ...............................................          --            9,247
            Cost and estimated earnings in excess of billings on
                uncompleted contracts .................................          --          176,650
            Accounts payable and accrued liabilities not subject
                to compromise .........................................        80,185       (325,254)
            Billings in excess of costs and estimated earnings on
                uncompleted contracts .................................          --         (219,231)
            Other .....................................................         5,176          2,703
                                                                            ---------      ---------
        Net cash used in operating activities .........................      (204,444)      (854,498)
                                                                            ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from AGVI Settlement .....................................       150,000           --
    Proceeds from sale of other assets ................................        40,000           --
    Proceeds from investments .........................................          --          199,245
    Other .............................................................          --          (42,553)
                                                                            ---------      ---------
        Net cash provided by investing activities .....................       190,000        156,692
                                                                            ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash advance from an affiliate of a former director ...............          --          115,000
    Repayments under short-term debt agreements .......................          --          (12,426)
    Proceeds from issuance of common stock and common stock
      warrants ........................................................          --          663,921
                                                                            ---------      ---------
        Net cash provided by financing activities .....................          --          766,495
                                                                            ---------      ---------
DECREASE IN CASH ......................................................       (14,444)        68,689

CASH, at beginning of year ............................................       118,364         49,675
                                                                            ---------      ---------
CASH, at end of year ..................................................   $   103,920    $   118,364
                                                                            =========      =========












   The accompanying notes are an integral part to these financial statements.

                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS


1.   PROCEEDINGS UNDER CHAPTER 11:

     On December 9, 1994 (petition date), Apogee Robotics, Inc. (the Debtor) and its wholly owned subsidiary, AGV Acquisitions, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court (the Chapter 11 proceedings). The Debtor continues business operations as debtor-in-possession, subject to the approval of the Court for certain of its proposed actions.

     As of the petition date, actions to collect pre-petition indebtedness were stayed and other contractual obligations may not be enforced against the Debtor. In addition, the Debtor may reject executory contracts and lease obligations during pendency of the Chapter 11 proceedings, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all unsecured liabilities of the Debtor as of the petition date are subject to compromise under a plan of reorganization which has not yet been completed; when completed, the plan of reorganization must be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court (see Note 6 for a description of the liabilities subject to compromise).

     The Company has accounted for all transactions related to the reorganization proceedings in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants in November 1990. Accordingly, all pre-petition liabilities of the Debtor that are expected to be impaired under the plan of reorganization and ultimately approved by the Bankruptcy Court are reported separately in the Debtor's balance sheet as liabilities subject to compromise (see Note 6). Reorganization items, primarily professional fees and interest income, are reported separately in the statements of operations.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations - The Company previously designed, manufactured, sold, and installed comprehensive, advanced material handling and information systems. These activities were discontinued in December 1994 when the Company filed for bankruptcy. Management plans to merge the Company with or otherwise acquire additional operations in the same line of business.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Inventories - Inventory consists of robotics components and assembly supplies. Inventories are stated at lower of first-in, first-out (FIFO) cost or market.

     Investments - Effective July 1, 1994, the Company adopted Statement of Financial Accounting (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This pronouncement addresses the accounting and reporting for certain investments in debt and equity securities. SFAS No. 115 requires that certain securities be classified into one of three categories, which then determines the accounting and reporting for that security. The Company's investments at June 30, 1996 are considered to be available for sale in accordance with SFAS No. 115, and are valued at estimated fair value.

     Depreciation and Amortization - The Company provided for depreciation and amortization using the straight-line method over the estimated useful lives of the assets which was five to twelve years for office, plant, and promotional equipment. All property and equipment was written down to its estimated net realizable value of $-0- as of June 30, 1995.

     The purchased automated guided vehicle systems (AGVS) software was recorded at cost and was being amortized using the greater of the straight-line method over the estimated economic life, generally five years, or the ratio of current revenues to estimated total revenues of each product. The amount by which the unamortized costs of computer software exceed the net realizable value of the software is charged to expense in the period it is first determinable. Unamortized costs of $243,192 were charged to expense in 1995. During 1994, fully amortized purchased AGVS software of $465,403 was written off.

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

                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS




     Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Impact  of  Recently  Issued  Accounting  Standards  - In March  1995,  the
     Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock- Based Compensation" (FAS 123). The new statements are effective for fiscal years beginning after December 15, 1995. The Company does not believe that adoption of the new standards will have a material effect on the financial statements.


3.   ACQUISITION OF AGV ACQUISITIONS INC.:

     On  October  5,  1994,   the  Company   acquired  the  net  assets  of  AGV
     Acquisitions, Inc. (AGVI), a company wholly owned by certain of the Company's directors, which on the same date acquired substantially all of its net assets from SI Handling Systems, Inc. (SI). The acquired assets consisted primarily of technology, inventories, equipment and machinery, and contract rights. An affiliate of a former director advanced $250,000 at closing of the acquisition on behalf of the Company. SI failed to provide certain consents and waivers, and subsequent to the Company filing for bankruptcy, SI seized control of the disputed assets. Apogee and SI reached a compromise agreement in September 1995 to unwind the transaction. The agreement was approved by the bankruptcy court in October 1995. The Company's investment in AGVI, originally recorded at $250,000 paid at closing, was reduced to the $150,000 which SI remitted to the Company in accordance with the Compromise Agreement.

     The Company has not consolidated the assets of AGVI during the period they were owned since control was temporary; claims filed by AGVI's creditors and employees have been included in liabilities subject to compromise as disputed claims.


4.   NONMARKETABLE SECURITIES:

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

                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS


5.   NOTES PAYABLE:

     Following is a summary of notes payable as of June 30, 1996:

          Notes Payable
          -------------

          Notes  payable with  combined  face amount of $300,000.  A
          $200,000 note was collateralized by securities held by the
          Company.  During fiscal 1995, the note holder enforced his
          security   interest   and   obtained   ownership   of  the
          securities.  However, the note holder has filed a claim in bankruptcy  for both notes.  The $100,000 note is included
          in liabilities subject to compromise.                        $ 100,000
                                                                        ========
          Notes Payable - Related Parties
          -------------------------------

          An  unsecured  note  payable to a former  director  of the
          Company.  Note  is  included  in  liabilities  subject  to
          compromise.                                                  $ 100,000

          A note payable to a former  director of the Company with a face  amount  of  $200,000.  During  September  1994,  the
          Company  agreed  to  exchange  60,000  shares  of  Loronix
          Information  Systems,  Inc.,  with  a  carrying  value  of
          $168,255,  in full  payment of the note.  The exchange was not completed The note is included in liabilities  subject
          to compromise.                                               $ 200,000
                                                                        --------
                Total notes payable - related parties                  $ 300,000
                                                                        ========
6.   LIABILITIES SUBJECT TO COMPROMISE:

     Liabilities recorded by the Debtor that will be subject to compromise under a plan of reorganization as of June 30, 1996 consist of the following:

       Undisputed priority claims filed by former employees .......   $   37,753
       Undisputed claims filed by former employees ................      227,156
       Undisputed claims filed by trade creditors and miscellaneous      330,980
           claims
       Undisputed claim filed by note holder ......................      100,000
       Accrued payroll taxes ......................................      131,673
       Other, including accrued interest on notes payable .........      174,956
                                                                      ----------
                     Subtotal - undisputed claims .................    1,002,518
                                                                      ----------

                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS



       Disputed claims filed by trade creditors of AGVI ...........      411,688
       Disputed claims filed by former employees of AGVI ..........       81,079
       Disputed warranty claims by former customers ...............      239,036
       Disputed claims filed by former trade creditors ............      154,064
       Disputed claims filed by former employees ..................      943,747
                                                                      ----------
                     Subtotal - disputed claims ...................    1,829,614
                                                                      ----------
       Related Parties
       ---------------

      Notes payable to former director ............................      100,000
      Notes payable to former director ............................      200,000
      Advances from an affiliate of a former director .............      365,000
                                                                      ----------
                                                                         665,000
                                                                      ----------
                    Total .........................................   $3,497,132
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


7.   STOCKHOLDERS' EQUITY:

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

                             APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                         NOTES TO FINANCIAL STATEMENTS


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

     A summary of common stock purchase warrants outstanding at June 30, 1996 is as follows:

                                         Number of   Exercise     Expiration
               Issued For                 Shares       Price         Date
     --------------------------------   ----------   --------    -------------
     Common stock ...................     506,456     $ 2.00      October 1996
     Services .......................     150,000     $ 1.00      January 1998
     Services .......................     150,000     $ 0.60     December 1996
     Services .......................     100,000     $ 0.75      January 1998
     Short-term debt ................      56,250     $ 0.75    September 1996*
     Services .......................      50,000     $ 0.88     February 1998
                                       ----------
     Total shares reserved for common
         stock purchase warrants ....   1,012,706
                                       ==========
     ----------------------
     *  Warrants expired unexercised subsequent to June 30, 1996.


8.   STOCK OPTION PLANS:

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

                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS



     A summary of incentive stock option activity is as follows:

                                     Number of     Option      Exercisable
                                      Shares        Price     Option Shares
                                    ----------    ----------  -------------

       Outstanding, July 1, 1994     1,624,403    $.50-$2.00      764,403
           Cancelled ............   (1,624,403)   $.50-$2.00         --
                                                  ----------   ----------
       Outstanding, June 30, 1995         --            --           --
           Cancelled ............         --            --           --
                                    ----------    ----------   ----------

       Outstanding, June 30, 1996         --            --           --
                                    ==========    ==========   ==========

     Directors of the Company had nonqualified options to purchase 125,000 shares of common stock at prices ranging from $.50 to $1.375 per share. The options were terminated in fiscal 1995 pursuant to the terms and conditions of the plan.


9.   INCOME TAXES:

     The Company has net operating loss carryforwards of approximately $9 million available to offset future taxable income, if any; the net operating losses expire in varying amounts beginning in 1998 through 2011. However, the net operating losses may be limited on an annual basis due to changes in control.

     The components of deferred tax assets (liabilities) in the balance sheet, which are fully eliminated by a valuation allowance, are as follows:

                                                             1996
                                                          ----------

         Net operating loss carryforwards ............   $ 3,315,000
         Disputed claims .............................       658,000
         Other, net ..................................       156,000
                                                          ----------
                                                           4,129,000
         Less valuation allowance ....................    (4,129,000)
                                                          ----------
         Net deferred tax asset ......................   $     --
                                                          ==========

                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                          NOTES TO FINANCIAL STATEMENTS



10.  CASH FLOW INFORMATION:

     The  supplemental  disclosures  for the  statements  of cash  flows  are as follows:
                                                                  June 30,
                                                            --------------------
                                                              1996        1995
                                                            --------    --------

     Cash paid during the year for interest ............   $    --      $ 23,128
     Noncash investing and financing activities:
         Common stock and preferred shares issued
              for common and preferred shares of
              investees ................................   $    --      $   --
         Common stock and compensatory stock
              options and warrants issued for services
              and premiums on short-term debt ..........   $    --      $ 50,000
         Exchange of preferred shares for common
              shares ...................................   $    --      $830,894
         Advance from affiliate of Conagher paid for
              acquisition of AGVI ......................   $    --      $250,000
         Surrender of investments in payment of debt ...   $    --      $400,000


11.  CONTINGENCIES:

     The Company is a defendant in certain legal actions with creditors, investors and former investors. All pre-petition claims will be subject to settlement in accordance with a plan of reorganization.