Form 10QSB
period 1996-09-30
APOGEE ROBOTICS INC
filed 1996-11-20
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X)       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.
                                       OR

( )       TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from               to
                                               -------------    -------------
Commission File No. 0-8489

                              APOGEE ROBOTICS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                     84-0916585
 ------------------------------                -------------------------------
(State of organization or other               (IRS Employer Identification NO.)
 jurisdiction of incorporation)


       1301 Meadowood Lane
          Charlotte, NC                                 28211
 --------------------------------------                --------
(Address of Principal Executive Offices)               Zip Code

                    Issuer's telephone number: (704) 366-8999

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         X
                       -----                 -----
                        YES                   NO

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under a plan confirmed by court. Yes  X    No
                                                 ---      ---
     The number of shares of common stock or the issuer outstanding as of October 10, 1996 was 18,195,022.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                        APOGEE ROBOTICS, INC
                                                       (Debtor-in-Possession)

                                                            BALANCE SHEET
                                                                                                    September 30,           June 30,
                                                                                                    -------------           --------
                                                                                                    1996                    1996
                                                                                                    ----                    ----
                                                               ASSETS

Current Assets
            Cash .............................................................................      $     70,329       $    103,920
            Inventories ......................................................................            10,491             10,491
            Nonmarketable securities (estimated fair value, ..................................      $    168,255       $    168,255
               cost of $438,480,675)
                        Total current assets .................................................           249,075            282,266
                                                                                                    ------------       ------------
OTHER ASSETS
            Deposits and other assets ........................................................             5,672              5,672
                                                                                                    ------------       ------------
                        Total other assets ...................................................             5,672              5,672
                                                                                                    ------------       ------------
TOTAL ASSETS .................................................................................      $    254,747       $    288,338
                                                                                                    ------------       ------------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
            Accounts payable .................................................................            67,990             63,994
            Other accrued liabilities ........................................................            64,052             64,052
                        Total current liabilities ............................................           132,042            128,046
                                                                                                    ------------       ------------
LIABILITIES SUBJECT TO COMPROMISE ............................................................         3,497,132          3,497,132

STOCKHOLDERS' EQUITY
            Common stock, no par value; 50,000,000 shares authorized;
               18,205,151 and 16,472,110 shares issued and outstanding in
               1995 and 1994, respectively ...................................................        10,683,590         10,683,590
            Other capital ....................................................................            33,349             33,349
            Accumulated deficit ..............................................................       (14,091,366)       (14,053,779)
                                                                                                    ------------       ------------
                        Total stockholders' equity ...........................................        (3,374,427)        (3,336,840)
                                                                                                    ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................................      $    254,747       $    288,338
                                                                                                    ------------       ------------




                              APOGEE ROBOTICS, INC
                             (Debtor-in-Possession)

                            STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED
                                                            September 30,
                                                            ---------------------------
                                                            1996            1995
                                                            ----            ----

CONTRACT REVENUES AND SALES ............................     $     --      $       --

COST OF REVENUES AND SALES .............................           --              --
                                                           ------------    ------------

GROSS LOSS .............................................           --              --
                                                           ------------    ------------
OPERATING EXPENSES:
            Selling, general and administrative
               expenses ................................         37,660          69,419
                                                           ------------    ------------

            Total Operating expenses ...................         37,660          69,419
                                                           ------------    ------------
LOSS FROM OPERATIONS ...................................        (37,660)         69,419
                                                           ------------    ------------
OTHER INCOME (EXPENSE):
            Interest income ............................             80            --
            Other, net .................................           --               500
                                                           ------------    ------------

            Net other income (expense) .................             80            (500)
                                                           ------------    ------------

NET LOSS ...............................................   $    (37,580)   $    (68,919)
                                                           ============    ============

LOSS PER COMMON SHARE ..................................              *               *
                                                           ============    ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING .......................................     18,195,022      18,195,022
                                                           ============    ============


* Less than $.01 per share

                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                            STATEMENTS OF CASH FLOWS
                                                                               FOR THE THREE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                               ----------------------
                                                                               1996         1995
                                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss ......................................................   ($ 37,580)   ($ 68,919)
            Adjustments to reconcile to net cash from operating activities:
            Increase in accounts payable and accrued liabilities ..........   $   3,996    $  16,488
            Increase in pre-petition tax liability ........................        --      $  64,052
            Other .........................................................   ($      7)   ($      7)
                                                                              ---------    ---------
            Net cash provide by (used in) operating activities ............   ($ 33,591)   $  11,614
                                                                              ---------    ---------

INCREASE (DECREASE IN CASH) ...............................................   ($ 33,591)   $  11,614

            CASH, at beginning of period ..................................   $ 103,920    $ 118,364
                                                                              ---------    ---------

            CASH, at end of period ........................................   $  70,329    $ 129,978
                                                                              =========    =========


                              APOGEE ROBOTICS, INC.

                          Notes to Financial Statements


1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996 and June 30, 1996 and the results of its operations and the statements of cash flows for the three month periods ended September 30, 1995 and 1996.

The accounting policies followed by the Company are set forth in the 1996 Apogee Robotics, Inc. 10-KSB Annual Report.

2. Inventories at September 30, 1996 and June 30, 1996 consisted of robotic components, assembly parts and AGVS vehicles.

3. Earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Outstanding convertible preferred stock, common stock warrants and options have not been included in the computation of net (loss) per common share when this effect would have been antidilutive.

4.  Contingencies.

     (a) The Company is a defendant in certain legal actions with a creditor and insurance carrier.

     (b) All pre-petition claims will be subject to settlement in accordance with a plan of reorganization.

5. Proceedings Under Chapter 11. On December 9, 1994 (petition date), the Company and it's wholly owned subsidiary, AGV Acquisitions, Inc. ("AGV"), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado, Denver, Colorado. The Company continues business operations as a debtor-in-possession, subject to the approval of the Court for certain of its proposed actions.

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

6. Liabilities Subject to Compromise. The Company is in the process of disputing certain claims filed, including all claims filed by former employees and trade creditors of AGV. Management of the Company believes that such liabilities represent a liability of SI Handling Systems, Inc. The Company is unable to predict whether or not it will be successful in disputing claims filed.

No provision has been made for the effect of preference or other actions as they cannot be determined at this time.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

Plan of Operation

During the forthcoming twelve (12) month period, the Company will diligently pursue a merger partner. Company management is currently in negotiations with four (4) corporate entities that have expressed interest in merging their operations into Apogee for purposes of access to the public financial markets. The company's bankruptcy filing and its ability to issue fully registered, free trading securities as part of the reorganization process make this an attractive feature for merger candidates. Company management expects to conclude these negotiations within the next three (3) months and submit a Reorganization Plan and Disclosure Statement to the bankruptcy court within the same period.

Current cash usage involves exclusively the maintenance of the bankruptcy estate. Management expects sufficient cash to be available to maintain this estate for the immediate future and through a merger process. Thereafter, the reorganizaed entity will seek to satisfy its cash requirements through cash flow from the operations of the merged partner.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

          On March 4, 1996 Apogee submitted a Motion to Amend Objection and Assert Counterclaims against Conagher. This motion was granted by action of the Bankruptcy Court on April 8, 1996. Furthermore, as a result of a Release and Settlement Agreement ("Settlement Agreement") entered into between Conagher; Apogee's Directors and Officers Liability Insurance carrier; Pattison Hayton III ("Hayton"); and James
          W. Jones, Robert Oliphant, and Dennis C. Foss; Conagher withdrew this action. Conagher's motion to withdraw its Proof of Claim was also granted, subject to certain conditions. (Please see the Company's Form 8-K filing of February 27, 1996 for a discussion of this matter.

          On September 10, 1996 the Bankruptcy Court entered a default against Conagher for failure to conduct discovery and produce documents, and on September 30, 1996 entered judgement on the default in the aggregate sum of $2,590,336.00 in favor of the Company and against Conagher.

          Apogee will seek to enforce this judgement in jurisdictions the Company believes Conagher domiciles or is conducting business in. Company Management is not optimistic any collection will be made on the judgement.

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

          On September 16, 1996 a default judgement was entered against Hayton & Conagher jointly and severally for $773,025.38 in damages and
          $2,727.50 in attorneys' fees in favor of Currier. Currier has commenced collection proceedings.

The following legal proceedings involving the Company are still pending:

1) Case No. 94-22193-CEM, Chapter 11 and Case No. 94-22194-MSK, Chapter 11, Jointly administered under Case No. 94-22193-CEM filed in the United States Bankruptcy Court, District of Colorado December 9, 1994. Apogees and it's wholly owned subsidiarily, AGV sought protection from its creditors under Chapter 11 of the Federal Bankruptcy Statutes appertaining thereto. Management believes that the Company is current in all of its bankruptcy filings.

2) Case No. 95-1653 PAC filed by Apogee on October 20, 1995 in the United States Bankruptcy Court, District of Colorado. Apogee seeks turnover of 60,000 shares of stock in Loronix Information Systems, Inc. ("Loronix"), from creditor Foss Realty Corporation, ("Foss") which claims a perfected security interest in the stock to secure a note payable from the Company, and from Robert Oliphant, who holds the stock certificate. Oliphant has disclaimed any interest in the 60,000 Loronix shares and entered an interpleading approved by the Bankruptcy Court on February 6, 1996. Oliphant was subsequently dismissed from the case.

          On July 29, 1996 the Bankruptcy Court granted a motion by the Company wherein the security interest of Foss in the Loronix stock was voided. The Company subsequently filed a motion to sell the Loronix stock, which is still pending.

          Foss retained former Company council Hart & Trinen LLP and filed a motion to set aside the July 29, 1996 ruling. Company management believes this motion will be denied, in that no new evidence was offered and the motion was not filed in a timely manner.


Item 3.  Defaults Upon Senior Securities.

See notes 5 and 6 to the Financial Statements contained in Item 1 of Part I of this report, which notes are incorporated herein by reference thereto.


Item 6.  Exhibits and Reports on Form 8-K.

a)        There are no exhibits required to be filed herewith.

b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           APOGEE ROBOTICS, INC.


Date:  November 14, 1996                   /s/ James R. Currier, Sr.
                                           James R. Currier, Sr.
                                           Chairman, President, C.E.O., & C.F.O.
                                           (Principal Executive, Financial
                                            and Accounting Officer)