Form 10QSB
period 1996-12-31
APOGEE ROBOTICS INC
filed 1997-02-13
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X)      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996.
                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from                 to
                                       ---------------    ---------------
Commission File No.  0-8489

                              APOGEE ROBOTICS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                       84-0916585
 --------------------------------              ------------------------------
(State of organization or other               (IRS Employer Identification No.)
 jurisdiction of incorporation)

         1301 Meadowood Lane
            Charlotte, NC                                     28211
   --------------------------------------                    --------
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

                          [X]                     [ ]
                          ---                     ---
                          YES                      NO

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [X]

     The number of shares of common stock or the issuer outstanding as of February 10, 1997 was 18,195,022.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              APOGEE ROBOTICS, INC
                             (Debtor-in-Possession)

                                  BALANCE SHEET

                                                                         December 31,     June 30,
                                                                         1996             1996
                                                                         -----------      --------
                                     ASSETS
Current Assets
         Cash ....................................................   $     17,069    $    103,920
         Accounts Receivable .....................................          8,267            --
         Inventories .............................................         10,491          10,491
         Nonmarketable securities (estimated fair value, .........   $    168,255    $    168,255
            cost of $438,480,675)
                  Total current assets ...........................        204,082         282,266
                                                                     ------------    ------------
OTHER ASSETS
         Deposits and other assets ...............................          5,672           5,672
                                                                     ------------    ------------
                  Total other assets .............................          5,672           5,672
                                                                     ------------    ------------

         TOTAL ASSETS ............................................   $    209,754    $    288,388
                                                                     ------------    ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable ........................................         67,220          63,994
         Other accrued liabilities ...............................         64,052          64,052
                  Total current liabilities ......................        131,272         128,046
                                                                     ------------    ------------

LIABILITIES SUBJECT TO COMPROMISE ................................      3,497,132       3,497,132

STOCKHOLDERS' EQUITY
         Common stock, no par value; 50,000,000 shares authorized;
            18,195,022 shares issued and outstanding in
            1996 and 1995, respectively ..........................     10,683,590      10,683,590
         Other capital ...........................................         33,349          33,349
         Accumulated Earnings (deficit) ..........................    (14,135,588)    (14,053,779)
                  Total stockholders' equity .....................     (3,418,649)     (3,336,840)
                                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $    209,755    $    288,338
                                                                     ------------    ------------


                              APOGEE ROBOTICS, INC
                             (Debtor-in-Possession)

                            STATEMENTS OF OPERATIONS


                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                               December 31,                    December 31
                                               ---------------------           ----------------------
                                               1996             1995            1996             1995
                                               ----             ----            ----             ----

CONTRACT REVENUES AND SALES ...........   $      8,000    $       --      $      8,000    $       --

COST OF REVENUES AND SALES ............           --              --              --              --
                                          ------------    ------------    ------------    ------------

GROSS INCOME ..........................   $      8,000            --      $      8,000            --
                                          ------------    ------------    ------------    ------------

OPERATING EXPENSES:
         Selling, general .............         52,709          90,895          90,369         156,956
            and administrative expenses

         Total Operating expenses .....         52,709          90,895          90,369         156,956
                                          ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ..................        (44,709)        (90,895)        (82,369)      (156,956)
                                         -------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
         Interest income ..............            487            --               567
         Interest expense .............           --              (163)           --            (3,022)

         Net other income (expense) ...            487            (163)            567          (3,022)
                                         -------------    ------------    ------------    ------------

NET LOSS ..............................   $    (44,222)   $    (91,058)   $    (81,802)   $   (159,978)
                                          ============    ============    ============    ============

LOSS PER COMMON SHARE .................              *               *               *            (.01)
                                          ============    ============    ------------    ------------

WEIGHTED AVERAGE SHARES
     OUTSTANDING ......................     18,195,022      18,195,022      18,195,022      18,195,022
                                          ============    ============    ============    ============


* Less than $.01 per share



                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                            STATEMENTS OF CASH FLOWS

                                                                              FOR THE SIX MONTHS
                                                                              ENDED DECEMBER 30,
                                                                              ------------------
                                                                              1996          1995
                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss ......................................................   ($ 81,802)   ($159,978)
         Loss on sale of assets ........................................        --          3,312
         Adjustments to reconcile to net cash from operating activities:
         Deposits and other ............................................        --      $   5,176
         Increase in accounts payable and accrued liabilities ..........    $  3,226    $  44,920
         Increase in accounts receivable ...............................      (8,267)        --
         Increase in pre-petition tax liability ........................        --      $  64,052
         Other .........................................................   ($      8)  ($       7)
                                                                           ---------    ---------
         Net cash provide by (used in) operating activities ............   ($ 86,851)   $  42,524
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from settlement with SI Handling Systems, Inc. .......                $ 150,000
         Proceeds from sale of purchased AGVS software .................                   36,687


INCREASE (DECREASE) IN CASH ............................................   ($ 86,851)   $ 144,163

         CASH, at beginning of period ..................................   $ 103,920    $ 118,364
                                                                           ---------    ---------

         CASH, at end of period ........................................   $  17,069    $  26,527
                                                                           =========    =========

                              APOGEE ROBOTICS, INC.

                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1996 and June 30, 1996, the results of its operations for the three month periods ended December 31, 1995 and 1996, and the results of its operations and the statements of cash flows for the six month periods ended December 31, 1995 and 1996.

The accounting policies followed by the Company are set forth in the 1996 Apogee Robotics, Inc. 10-KSB Annual Report.

2. Inventories at December 31, 1996 and June 30, 1996 consisted of robotic components, assembly parts and AGVS vehicles.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

Plan of Operation

During the forthcoming twelve (12) month period, the Company will diligently pursue a merger partner. Company management is currently in negotiations with four (4) corporate entities that have expressed interest in merging their operations into Apogee for purposes of access to the public financial markets. The company's bankruptcy filing and its ability to issue fully registered, free trading securities as part of the reorganization process make this an attractive feature for merger candidates. Company management expects to conclude these negotiations within the next three (3) months. A Reorganization Plan and Disclosure Statement was submitted to the bankruptcy court on January 15, 1997.

Current cash usage involves exclusively the maintenance of the bankruptcy estate. Management expects sufficient cash to be available to maintain this estate for the immediate future and through a merger process. Thereafter, the reorganized entity will seek to satisfy its cash requirements through cash flow from the operations of the merged partner.

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

2) Case No. 3:95CV207H filed in the U.S. District Court, Western District of North Carolina, May 1, 1995 by James R. Currier, Sr. against Conagher and Hayton. This action was filed by Currier to seek a declaratory judgment relative to claims asserted by Conagher in an action against Currier filed in the Superior court for the State of California that was dismissed for the lack of personal jurisdiction. Currier has made additional claims of fraud and misrepresentation against Conagher and Hayton in this proceeding.

          On September 16, 1996 a default judgement was entered against Hayton & Conagher jointly and severally for $773,025.38 in damages and
          $2,727.50 in attorneys' fees in favor of Currier. Currier has commenced collection proceedings.

3) On October 9, 1995 Apogee commenced an action for recovery of a preference under Section 547 and 550 of the U.S. Bankruptcy Code against Minarik Electric (Case No. 96-01691-SBB). Judgement was rendered in the amount of $13,247.39 in favor of Apogee on December 10, 1996.

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

          On July 29, 1996 the Bankruptcy Court granted a motion by the Company wherein the security interest of Foss in the Loronix stock was voided. The Company subsequently filed a motion to sell the Loronix stock, which was granted October 29, 1996.

          Foss retained former Company council Hart & Trinen LLP and filed a motion to set aside the July 29, 1996 ruling. This motion was denied on October 29, 1996. Foss has since appealed this ruling with the U.S. District Court in Denver, CO and has been scheduled for oral argument on February 13, 1997. Company management expects the appeal will be denied.

3) On October 9, 1995 the following cases were filed seeking recovery under the bankruptcy avoidance powers provided under Sections 547, 548 and 550 of the U.S. Bankruptcy Code against the entities listed and for the amounts shown below:

          a)  Cellular One       Case No. 96-1689-DEC       $     4,000.00
          b)  American Express   Case No. 96-1692-RJB       $     5,000.00
          c)  Barry K. Rothman   Case No. 96-1690-MSK       $    25,000.00

          Each of the cases referenced is pending.

4)        Case No.  96-1807-RJB  filed by Apogee on October 9, 1996 in the U. S.
          Bankruptcy Court for the District of Colorado. Apogee seeks judgement against Pattinson Hayton, for imposition of liability for his personal conduct, and as an alter ego of Conagher and Co., for the damages with respect to which judgement was entered in favor of the Company against Conagher, described above. Apogee has served a Summons and Complaint upon Defendant Hayton and Defendant Hayton is in Default. Apogee will seek entry of judgement by default against Hayton.

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

                                  APOGEE ROBOTICS, INC.


Date: February 10, 1997               /s/ James R. Currier, Sr.
                                  ---------------------------------------------
                                  James R. Currier, Sr.
                                  Chairman, President, C.E.O., & C.F.O.
                                  (Principal Executive, Financial and Accounting
                                   Officer)