Form 10QSB
period 1987-03-31
APOGEE ROBOTICS INC
filed 1997-05-15
CIK 724915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  transition  period from                  to
                                  ---------------    --------------------
                           Commission File No. 0-8489

                              APOGEE ROBOTICS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                            84-0916585
 -------------------------------                            -----------------
(State of organization or other                            (IRS Employer
 jurisdiction  of  incorporation)                           Identification NO.)

         1301 Meadowood Lane
            Charlotte, NC                                         28211
 --------------------------------------                          --------
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

                    YES [X]      NO  [ ]

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [X]

     The number of shares of common stock of the issuer outstanding as of April 15, 1997 was 18,195,022.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              APOGEE ROBOTICS, INC
                             (Debtor-in-Possession)

                                  BALANCE SHEET

                                                                                  March 31,      June 30,
                                                                                    1997           1996
                                                                                  --------       -------
                                     ASSETS

Current Assets
         Cash .............................................................   $    250,347    $    103,920
         Accounts Receivable ..............................................           --              --
         Inventories ......................................................         10,491          10,491
         Nonmarketable securities (estimated fair value, ..................   $       --      $    168,255
            cost of $438,480,675)
                  Total current assets ....................................        260,838         282,266
                                                                              ------------    ------------
OTHER ASSETS
         Deposits and other assets ........................................          5,672           5,672
                                                                              ------------    ------------
                  Total other assets ......................................          5,672           5,672
                                                                              ------------    ------------
         TOTAL ASSETS .....................................................   $    266,510    $    288,388
                                                                              ------------    ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable .................................................         84,058          63,994
         Other accrued liabilities ........................................         64,052          64,052
                  Total current liabilities ...............................        148,110         128,046
                                                                              ------------    ------------
LIABILITIES SUBJECT TO COMPROMISE .........................................      3,497,132       3,497,132

STOCKHOLDERS' EQUITY
         Common stock, no par value; 50,000,000 shares authorized;
            18,195,022 shares issued and outstanding in
            1997 and 1996, respectively ...................................     10,683,590      10,683,590
         Other capital ....................................................         33,349          33,349
         Accumulated Earnings (deficit) ...................................    (14,095,671)    (14,053,779)
                  Total stockholders' equity ..............................     (3,378,732)     (3,336,840)
                                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $    266,510    $    288,338
                                                                              ------------    ------------


                              APOGEE ROBOTICS, INC
                             (Debtor-in-Possession)

                            STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     March 31,                       March 31,
                                                 ------------------            ---------------------
                                                 1997          1996            1997             1996
                                                 ----          ----            ----             ----

CONTRACT REVENUES AND SALES ...........   $       --      $       --      $      8,000    $       --

COST OF REVENUES AND SALES ............           --              --              --              --
                                          ------------    ------------    ------------    ------------

GROSS INCOME ..........................   $       --              --      $      8,000            --
                                          ------------    ------------    ------------    ------------
OPERATING EXPENSES:
         Selling, general .............         21,672          55,793         112,041         181,825
            and administrative expenses

         Total Operating expenses .....         21,672          55,793         112,041         181,825
                                          ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ..................        (21,672)        (55,793        (104,041)      (181,825)
                                          ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
         Interest income ..............          1,812            --             2,378              77
         Income from sale of assets ...         79,777                          79,777
         Interest expense .............           --              (163)           --
         Settlement Expenses ..........        (20,000)                        (20,000)

         Net other income (expense) ...         61,589            (163)         62,155              77
                                          ------------    ------------    ------------    ------------
REORGANIZATION ITEMS
         Gain on debt relief ..........                        932,963                         898,681

NET INCOME (LOSS) .....................   $     39,917    $    877,170    $    (41,       $    716,933
                                          ============    ============    ============    ============

LOSS PER COMMON SHARE .................              *               *               *               *

WEIGHTED AVERAGE SHARES
     OUTSTANDING ......................     18,195,022      18,195,022      18,195,022      18,195,022
                                          ============    ============    ============    ============


* Less than $.01 per share


                              APOGEE ROBOTICS, INC.
                             (Debtor-in-Possession)

                            STATEMENTS OF CASH FLOWS


                                                                             FOR THE NINE MONTHS
                                                                                ENDED MARCH 31,
                                                                             -------------------
                                                                              1997         1996
                                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss ......................................................   ($ 41,886)   $ 717,193
         Loss on sale of assets ........................................       3,312
         Adjustments to reconcile to net cash from operating activities:
         Deposits and other ............................................        --      $   5,176
         Increase in accounts payable and accrued liabilities ..........   $  20,064    $  80,221
         Decrease in securities ........................................     168,255         --
         Increase in pre-petition tax liability ........................        --      $  64,052
         Liabilities subject to compromise .............................    (978,436)
         Other .........................................................  ($       6)  ($      24)
                                                                           ---------    ---------
         Net cash provide by (used in) operating activities ............  ($ 146,427)  ($ 108,458)
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from settlement with SI Handling Systems, Inc. .......   $ 150,000
         Proceeds from sale of purchased AGVS software .................      36,687

INCREASE (DECREASE) IN CASH ............................................   $ 146,427    $  78,229

         CASH, at beginning of period ..................................   $ 103,920    $ 118,364
                                                                           ---------    ---------

         CASH, at end of period ........................................   $ 250,347    $ 196,593
                                                                           =========    =========

                              APOGEE ROBOTICS, INC.

                          Notes to Financial Statements

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997 and June 30, 1996, the results of its operations for the nine month periods ended March 31, 1997 and 1997, and the results of its operations and the statements of cash flows for the nine month periods ended March 31, 1996 and 1997.

The accounting policies followed by the Company are set forth in the 1996 Apogee Robotics, Inc. 10-KSB Annual Report.

2. Inventories at March 31, 1997 and June 30, 1996 consisted of robotic components, assembly parts and AGVS vehicles.

3. Earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Outstanding convertible preferred stock, common stock warrants and options have not been included in the computation of net (loss) per common share when this effect would have been antidilutive.

4.  Contingencies.

     (a)  The Company is a defendant in certain legal actions with a creditor.

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

As of the petition date, actions to collect pre-petition indebtedness were stayed and other contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations during pendency of the Chapter 11 proceedings, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all unsecured liabilities of the Company as of the petition date are subject to compromise under a plan of reorganization which was submitted to the court on March 14, 1997; when finalized, the plan of reorganization must be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

Plan of Operation

On April 29 1997, Company management entered into a Letter of Intent with a corporate entity interested in merging their operations into Apogee for purposes of access to the public financial markets. No assurances can be made that this Letter of Intent will become a formal agreement or that the proposed business combination will be consummated, but during the forthcoming six (6) month period, the Company will diligently pursue a merger agreement, consummation of an agreement, and the emergence from bankruptcy as an operating entity. A
Reorganization Plan and Disclosure Statement was submitted to the Bankruptcy Court on January 15, 1997 and amended March 14, 1997. An additional amendment is expected to be filed during the month of May, 1997 to provide additional information regarding the contemplated business combination, and a description of the merger candidate, and to address comments of the Securities and Exchange Commission (the "SEC") upon the Company's Reorganization Plan and Disclosure Statement.

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

2) Case No. 3:95CV207H filed in the U.S. District Court, Western District of North Carolina, May 1, 1995 by James R. Currier, Sr. against Conagher and Hayton. This action was filed by Currier to see a declaratory judgement relative to claims asserted by Conagher in an action against Currier filed in the Superior court for the State of California that was dismissed for the lack of personal jurisdiction. Currier made additional claims of fraud and misrepresentation against Conagher and Hayton in this proceeding.

         On September 16, 1996 a default judgement was entered against Hayton & Conagher jointly and severally for $773,025.38 in damages and $2,727.50 in attorneys' fees in favor of Currier. Currier has commenced collection proceedings.

3)       On October  9,  1996  Apogee  commenced  an action  for  recovery  of a preference under Section 547 and 550 of the U.S. Bankruptcy Code against Minarik Electric (Case No. 96- 01691-SBB). Judgement was rendered in the amount of $13,247.39 in favor of Apogee on December 10, 1996.

4) Case No. 96-1807-RJB filed by Apogee on October 9, 1996 in the U. S. Bankruptcy Court for the District of Colorado. Apogee sought judgement against Pattinson Hayton, for imposition of liability for his personal conduct, and as an alter ego of Conagher and Co., for the damages with respect to which judgement was entered in favor of the Company against Conagher, described above.

         A judgment in favor of the Company and against Hayton was entered on April 8, 1997 for $2,670,791.70 plus punitive damages in the amount of $1,000,000.00. The Company has not yet commenced collection of this judgment.

The following legal proceedings involving the Company are still pending:

1) Case No. 94-22193-CEM, Chapter 11 and Case No. 94-22194-MSK, Chapter 11, Jointly administered under Case No. 94-22193-CEM filed in the United States Bankruptcy Court, District of Colorado December 9, 1994. Apogees and it's wholly owned subsidiariy, AGV sought protection from its creditors under Chapter 11 of the Federal Bankruptcy Statutes appertaining thereto. Management believes that the Company is current in all of its bankruptcy filings.

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

         Foss retained former Company council Hart & Trinen LLP and filed a motion to set aside the July 29, 1996 ruling. This motion was denied on October 29, 1996. Foss appealed this ruling with the U.S. District Court in Denver, CO, which entered a ruling in favor of Apogee and against Foss on February 14, 1997. Foss subsequently filed an appeal of this ruling in the U.S. Court of Appeals, 10th Circuit in Denver, CO. Company management expects that the ruling upon this appeal will also be in favor of the Company.

3) On October 9, 1996 the following cases were filed seeking recovery under the bankruptcy avoidance powers provided under Sections 547, 548 and 550 of the U.S. Bankruptcy Code against the entities listed and for the amounts shown below:

         a)     Cellular One            Case No. 96-1689-DEC       $    4,000.00
         b)     American Express        Case No. 96-1692-RJB       $    5,000.00
         c)     Barry K. Rothman        Case No. 96-1690-MSK       $   25,000.00

         Upon investigation and discovery of the facts underlying the payment to American Express, the Company determined that the payment was not avoidable, and accordingly, the American Express case has subsequently been dismissed. However, the other cases remain pending.

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

                                   APOGEE ROBOTICS, INC.


Date: May 12, 1997                 /s/ James R. Currier, Sr.
                                   ---------------------------------------------
                                   James R. Currier, Sr.
                                   Chairman, President, C.E.O., & C.F.O.
                                  (Principal Executive, Financial and Accounting
                                   Officer)