Form 10QSB
period 1997-09-30
APOGEE ROBOTICS INC
filed 2007-08-28
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from ______________ to ______________

                           Commission File No. O-12792

                              APOGEE ROBOTICS, INC.
                         -------------------------------
                         (Name of small business Issuer)


                COLORADO                                 84-0916585
     -------------------------------          ---------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)


     330 Clematis Street, Suite 217
        West Palm Beach, Florida                            33401
----------------------------------------                   --------
(Address of Principal Executive Offices)                   Zip Code

                                 (800) 341-2684
                            -------------------------
                            Issuer's telephone number

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant has filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 49,695,022 as of August 27, 2007

Transitional Small Business Disclosure Format(check one) Yes [ ] No [X]

                              APOGEE ROBOTICS, INC.
                   FORM 10-QSB FOR PERIOD ENDING JUNE 30, 1997

                                      INDEX

                                                                            PAGE

                                     Part I

Item 1.  Financial Statements...............................................   3

Item 2.  Management's Discussion and Analysis...............................   7

Item 3.  Controls and Procedures............................................  13

                                     Part II

Item 1.  Legal Proceedings .................................................  13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  13

Item 3.  Defaults Upon Senior Securities....................................  13

Item 4.  Submission of Matters to a Vote of Security Holders................  13

Item 5.  Other Information..................................................  13

Item 6.  Exhibits...........................................................  14


Signatures..................................................................  15


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              Apogee Robotics, Inc.
                                 (As Successor)
                                 Balance Sheets
                                   (unaudited)


                                                                 September 30,
                                                                      1997
                                                                ---------------

                                     ASSETS

Current assets
Cash                                                            $             0
Accounts receivable                                                           0
Inventory                                                                     0
Prepaid expenses                                                              0
                                                                ---------------
  Total current assets                                                        0

                                                                ---------------
Total Assets                                                    $             0
                                                                ---------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                          $             0
Accrued expenses                                                         20,000
Notes payable -related parties                                                0
                                                                ---------------
  Total current liabilities                                              20,000

Liabilities subject to compromise                                             0

Stockholders' Deficiency:
Common stock-50,000,000 authorized no par value
  18,195,022 issued & outstanding                                             0
Accumulated Deficit                                                     (20,000)
                                                                ---------------
Total Stockholders' Deficiency                                          (20,000)

                                                                ---------------
Total Liabilities & Stockholders' Deficiency                    $             0
                                                                ---------------


See Notes to Interim Financial Statements



                                        Apogee Robotics Inc.
                                           (As Successor)
                                       Statement of Operations
                                             (unaudited)


                                                                   Three Months Ended September 30,
                                                                  ---------------------------------
                                                                        1997              1996
                                                                  ---------------   ---------------
Revenue                                                           $             0   $             0

Costs & Expenses:
  Costs of goods sold                                                           0                 0
  General & administrative                                                      0            37,660
  Other                                                                         0                 0
  Interest                                                                      0               (80)
                                                                  ---------------   ---------------
  Total Costs & Expenses                                                        0            37,580

Loss from continuing operations before income taxes,
  extraordinary gain and discontinued operations                                0           (37,580)
Extraordinary gain from extinguishment of debt                                  0                 0
                                                                  ---------------   ---------------
Loss from continuing operations before discontinued operations                  0           (37,580)

Discontinued operations:
  Loss from discontinued operations (net of taxes)                              0                 0
  Gain on disposal of assets used in discontinued operations                    0                 0
                                                                  ---------------   ---------------
Income from discontinued operations                                             0                 0

                                                                  ---------------   ---------------
Net Income                                                        $             0          ($37,580)
                                                                  ---------------   ---------------
Preferred stock dividends                                                       0                 0
Net income (loss) available to common shareholders                $             0          ($37,580)

Basic and diluted per share amounts:
Continuing operations                                                         Nil               Nil
Extraordinary gain                                                $          0.00   $          0.00
Discontinued operations                                           $          0.00   $          0.00
                                                                  ---------------   ---------------
Basic and diluted net income (loss)                               $          0.00            ($0.00)
                                                                  ---------------   ---------------

                                                                  ---------------   ---------------
Weighted average shares outstanding (basic & diluted)                  18,195,022        18,195,022
                                                                  ---------------   ---------------


See Notes to Interim Financial Statements



                                        Apogee Robotics, Inc.
                                           (As Successor)
                                       Statement of Cash Flows
                                             (unaudited)


                                                                     Three Months Ended Sept 30,
                                                                  ---------------------------------
                                                                       1997              1996
                                                                  ---------------   ---------------
Cash flows from operating activities:
Net Income (loss)                                                 $             0          ($37,580)
Adjustments required to reconcile net loss
      to cash used in operating activities:
(Increase) decrease in current assets                                           0                (7)
Increase (decrease) in accounts payable & accrued expenses                      0             3,996
                                                                  ---------------   ---------------
 Cash flows used by operating activities:                                       0           (33,591)
                                                                  ---------------   ---------------


Change in cash                                                                  0           (33,591)
Cash-beginning of period                                                        0           103,920
                                                                  ---------------   ---------------
Cash-end of period                                                $             0   $        70,329
                                                                  ---------------   ---------------


See Notes to Interim Financial Statements


                                       5

                              APOGEE ROBOTICS, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 1997 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

"FRESH START" ACCOUNTING: On June 17, 1997 all assets were transferred to the Chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of June 18, 1997 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."


All results for periods subsequent to June 17, 1997 are referred to as those of the "Successor Company". The results of operations and cash flows as presented on the 1996 financial statements reflect the predecessor company. The successor company had no transactions between June 17, 1997 and June 30, 1997.

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

On February 6, 2007, Larimer County Court, Colorado approved an Order granting the custodianship of the company to CSII . The appointment requires the custodian to continue the business of the corporation and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the Larimer County Court generally authorize CSII to appoint new members to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Colorado Statutes Section 7-114-303, including actions to:

      |X| settle affairs, collect outstanding debts, sell and convey property, real and personal
      |X| demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation
      |X| institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation
      |X| exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws

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

3.    EARNINGS/LOSS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

4.    NEW ACCOUNTING STANDARDS

VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entity ("VIE"). We adopted FIN 46 on July 1, 2003. The implementation of FIN 46 did not have an impact on the earnings or financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OVERVIEW

      Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At September 30, 1997 we had no cash assets and current liabilities of $20,000. At June 30, 2007 we had no cash assets. At June 30, 2007 the Company had current liabilities of $35,000.

      We had no revenues in either the year end June 30, 1996 or June 30, 1997 nor have we had any revenues since that time. We had no revenues in any quarter from June 30, 1996 through June 30, 1997. In addition, as we had no operations, we had no operating expenses for the quarter ended September 30, 1997. Our operating expenses for the quarter end September 30, 1996 were $37,580 comprised of general and administrative expenses. We had no operating expenses for the fiscal years June 30, 1997 through June 30, 2006 nor any quarter contained therein. We incurred operating expenses in the amount of $23,506 for the fiscal year end June 30, 2007 comprised of transfer agent fees, accounting fees, legal fees and miscellaneous general and administrative fees.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

      During the fiscal period ended June 30, 2007, we received $40,000 through the sale of 31,500,000 restricted shares to Corporate Services International, Inc. an entity owned and controlled by our officer and director, Michael Anthony. Mr. Anthony has paid $8,506 and will pay the balance of $31,494 on or before September 15, 2007. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. Moreover, as of June 30, 2007 the Company had accounts payable of $35,000. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

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

ITEM 3. CONTROLS AND PROCEDURES

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On March 16, 2007 Corporate Services International purchased, for a total of $40,000 as paid in capital to the Registrant, 31,500,000 shares of restricted common stock. The registrant is to use these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the registrant's corporate charter with the state of Colorado; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

      Michael Anthony is the sole officer and director of Corporate Services International and is the registrant's sole officer and director.

      The Company relied upon the exemption under Section 4(2) of the Securities Act of 1933 in making the sale of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

a) Financial Statements and Schedules. The following financial statements and schedules for the Company for the quarters ended September 30, 1996 and September 30, 1997 are filed as part of this report.

      (1)   Financial statements of Apogee Robotics, Inc..

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

      (b)   Amended Articles                   Incorporated by reference to
                                               Exhibit 3(c) of the Company's
                                               Registration Statement,
                                               Registration No. 33-7805.

      (c)   Bylaws                             Incorporated by reference to
                                               Exhibit 3(b) to the Company's
                                               Registration Statement on Form
                                               S-18, Registration No. 2-87181-D.

      (d)   Amended Bylaws                     Incorporated by reference to
                                               Exhibit 3(d) to the Company's
                                               Registration Statement,
                                               Registration No. 33-7805.

  10  (a)   Asset Purchase Agreement           Filed as Exhibit 10(j) to the
            Between FMC Corporation            Company's report on Form 10-K
            and Apogee                         dated January 29, 1996.

      (k)   Settlement Agreement               Filed as Exhibit 10(k) to the
            between SI and Apogee              Company's report on Form 10-K
                                               dated January 29, 1996.

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


Date: August 28, 2007                   APOGEE ROBOTICS, INC.


                                        By: /s/ Michael Anthony
                                            ------------------------------------
                                            Name: Michael Anthony
                                            Title: Chief Executive Officer