Form 10KSB
period 1998-06-30
APOGEE ROBOTICS INC
filed 2007-08-28
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ____________ to ____________

                           Commission File No. O-12792

                              APOGEE ROBOTICS, INC.
                        ---------------------------------
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

                              Apogee Robotics, Inc.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                     Part I

Item 1.  Business...........................................................   4

Item 2.  Description of Property............................................  12

Item 3.  Legal Proceedings..................................................  12

Item 4.  Submission of Matters to a Vote of Security Holders................  12

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters..........................................................  12

Item 6.  Management's Discussion and Analysis...............................  14

Item 7.  Financial Statements and Supplementary Data........................  16

Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................  27

Item 8A. Controls and Procedures............................................  27

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................  28

Item 10. Executive Compensation.............................................  28

Item 11. Security Ownership of Certain Beneficial Owners and Management.....  29

Item 12. Certain Relationships and Related Transactions.....................  29

Item 13. Exhibits...........................................................  30

Item 14. Principal Accountant fees and services.............................  32

Signatures..................................................................  32

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

ADDITIONAL FINANCING REQUIREMENTS

      Apogee Robotics has no revenues and is dependent upon the willingness of management to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of June 30, 2007 Apogee Robotics has incurred approximately $22,150 for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees related to the preparation and filing of this Form 10-KSB and the numerous Form 10-KSB's and Form 10-QSB's necessary to bring the Company current with its filing obligations under the Exchange Act. We may not generate any revenues unless and until the commencement of new business operations. We believe that management or an affiliate of management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

      The table below sets forth the high and low bid quotations for the Company's Common Stock for each quarter of fiscal 1998 and fiscal 1997. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                  Closing Bids
                                  ------------

                                                       HIGH       LOW
                                                       ----       ---
   2007
   ----

Quarter ended June 30, 1998                            0.00       0.00
Quarter ended March 30, 1998                           0.00       0.00
Quarter ended December 31, 1997                        0.00       0.00
Quarter ended September 30, 1997                       0.00       0.00

   2006
   ----

Quarter ended June 30, 1997                            0.00       0.00
Quarter ended March 30, 1997                           0.00       0.00
Quarter ended December 31, 1996                        0.00       0.00
Quarter ended September 30, 1996                       0.00       0.00


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

OVERVIEW

      Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At June 30, 1998 we had no cash assets and current liabilities of $20,000. At June 30, 2007 we had no cash assets. At June 30, 2007 the Company had current liabilities of $35,000. However, at June 30, 2007 the Company was due $40,000 from Corporate Services International of which $8,506 has been paid and the balance of which will be paid on or before September 15, 2007.

      We had no revenues in either the year end June 30, 1997 or June 30, 1998 nor have we had any revenues since that time. In addition, as we had no operations, we had no operating expenses for the years end June 30, 1998 and June 30, 1997. We had no operating expenses for the fiscal years June 30, 1997 through June 30, 2006. We incurred operating expenses in the amount of $23,506 for the fiscal year end June 30, 2007 comprised of transfer agent fees, accounting fees, legal fees and miscellaneous general and administrative fees.

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

ITEM 7. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                                ORLANDO, FLORIDA

Board of Directors and Shareholders
Apogee Robotics, Inc.
Palm Beach, Florida

I have audited the accompanying balance sheet of Apogee Robotics, Inc. as of June 30, 1998 and 1997 and the related statements of operations; stockholders' deficiency; and cash flows for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (UNITED STATES). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apogee Robotics, Inc. as of June 30, 1998 and 1997 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

August 23, 2007


/s/ Michael F. Cronin
---------------------------
Michael F. Cronin
Certified Public Accountant
Orlando, Florida


                                                  Apogee Robotics, Inc.
                                                     Balance Sheets
                                                        June 30,

-----------------------------------------------------------------------------------------------------------------------
                                                                                 Successor            Predecessor
                                                                                  Company               Company
-----------------------------------------------------------------------------------------------------------------------
                                                                                            1998                  1997

                                         ASSETS

Current assets
Cash                                                                                          $0                    $0
Accounts receivable                                                                            0                     0
Inventory                                                                                      0                     0
Prepaid expenses                                                                               0                     0
                                                                             ------------------------------------------
  Total current assets                                                                         0                     0

Assets from discontinued operations held for sale:
Equipment, net                                                                                 0                     0
Patents, net                                                                                   0                     0
Other assets                                                                                   0                     0
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                  $0                    $0
-----------------------------------------------------------------------------------------------------------------------

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                                                        $0                    $0
Accrued expenses                                                                          20,000                20,000
Notes payable -related parties                                                                 0                     0
                                                                             ------------------------------------------
 Total current liabilities                                                                20,000                20,000

Liabilities subject to compromise                                                              0                     0

Stockholders' Deficiency:
Common stock-50,000,000 authorized no par value
18,195,022 issued & outstanding                                                                0                     0
Other capital                                                                                  0                     0
Accumulated Deficit                                                                      (20,000)              (20,000)
                                                                             ------------------------------------------
Total Stockholders' Deficiency                                                           (20,000)              (20,000)
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                                                  $0                    $0
-----------------------------------------------------------------------------------------------------------------------

                   See Summary of Significant Accounting Policies and Notes to Financial Statements.



                                                Apogee Robotics Inc.
                                                   (As Successor)
                                              Statement of Operations

                                                                      --------------------------------------------
                                                                                   Years Ended June 30,
                                                                      --------------------------------------------
                                                                                     1998                    1997
                                                                      --------------------    --------------------
Revenue                                                                                $0                      $0

Costs & Expenses:
  Costs of goods sold                                                                   0                       0
  General & administrative                                                              0                       0
  Other                                                                                 0                       0
  Interest                                                                              0                       0
                                                                      --------------------    --------------------
  Total Costs & Expenses                                                                0                       0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations                                          0                       0
Extraordinary gain from extinguishment of debt                                          0                       0
                                                                      --------------------    --------------------
Loss from continuing operations before discontinued operations                          0                       0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                                      0                (104,047)
  Gain on disposal of assets used in discontinued operations                            0               3,420,887
                                                                      --------------------    --------------------
Income from discontinued operations                                                     0               3,316,840

------------------------------------------------------------------------------------------------------------------
Net Income                                                                              0              $3,316,840
------------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                                 Nil                     Nil
Extraordinary gain                                                                  $0.00                   $0.00
Discontinued operations                                                              $0.0                   $0.18
------------------------------------------------------------------------------------------------------------------
Basic and diluted net income (loss)                                                 $0.00                   $0.18
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                          18,095,022              18,095,022
------------------------------------------------------------------------------------------------------------------

                 See Summary of Significant Accounting Policies and Notes to Financial Statements.



                                                 Apogee Robotics, Inc.
                                                    (As Successor)
                                                Statement of Cash Flows

                                                                             ----------------------------------------
                                                                                        Years Ended June 30,
                                                                             ----------------------------------------
                                                                                            1998                1997
                                                                             ----------------------------------------

Cash flows from operating activities:
Net Income (loss)                                                                             $0          $3,316,840
Adjustments required to reconcile net loss
      to cash used in operating activities:
Gain from discontinued operations                                                              0          (3,440,887)
(Increase) decrease in current assets:
Increase (decrease) in accounts payable & accrued expenses                                     0              20,127
---------------------------------------------------------------------------------------------------------------------
 Cash flows used by operating activities:                                                      0            (103,920)
---------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
Proceeds from sale of other assets                                                             0                   0
Proceeds from AGVI settlement                                                                  0                   0
---------------------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                                            0                   0
---------------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
---------------------------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                                       0                   0
---------------------------------------------------------------------------------------------------------------------

Change in cash                                                                                 0            (103,920)
Cash-beginning of period                                                                       0             103,920
---------------------------------------------------------------------------------------------------------------------
Cash-end of period                                                                            $0                  $0
---------------------------------------------------------------------------------------------------------------------

                  See Summary of Significant Accounting Policies and Notes to Financial Statements.



                                                Apogee Robotics, Inc.
                                        Statement of Stockholders' Deficiency

                                                           Common
                                             ------------------------------------

                                                                 Common Stock         Other          Accumulated
                                                   Shares           Amount           Capital           Deficit
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                           18,195,022        $10,683,590           33,349       (14,053,779)
--------------------------------------------------------------------------------------------------------------------
Effect of fresh start accounting                                    ($10,683,590)         (33,349)       10,716,939
Net Income                                                                                                3,316,840
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                           18,195,022                 $0               $0          ($20,000)
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                        0
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                           18,195,022                 $0               $0          ($20,000)
--------------------------------------------------------------------------------------------------------------------

                  See Summary of Significant Accounting Policies and Notes to Financial Statements.


                                                         20

                              APOGEE ROBOTICS, INC.
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                                  June 30, 1998

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

                              APOGEE ROBOTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

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

      On or about July 15, 2005 Mr. Anthony became an officer and director of Ubrandit.com, Inc. a reporting blank check company and resigned his position on October 31, 2006. On or about July 30, 2006 Mr. Anthony became an officer and director of Standard Commerce, Inc. a reporting blank check company and resigned his position on August 24, 2007

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end June 30, 1998, all Section 16(a) forms were filed.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during each of the Company's fiscal years ended June 30, 1996, 1997 and 1998 by (I) the chief Executive Officer of the Company, and (ii) by each other executive officer of the Company who received annual compensation in the form of salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


Name/Principal                                      Other Annual     All Other
Position                    Fiscal Year   Salary    Compensation    Compensation
---------------             -----------   ------    ------------    ------------

Michael Anthony(1)              2007      $0             $0           $0
President/CEO
James R. Currier, Sr(2).....    1998      $0             $0           $0
                                1997      $0             $0           $0
                                1996      $48,450        --           $48,450

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

(h) The company has made no Long Term Compensation payouts (LTIP or other)

COMPENSATION OF DIRECTORS

Apogee Robotics's directors were not compensated for their services as directors of the Company for the fiscal year end June 30, 1998 or since that time.

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

----------------------------- ---------------------- ----------------------
Owner                         Common Shares          Percentage(1)
----------------------------- ---------------------- ----------------------

Michael Anthony(2)            31,501,000             63.39%
----------------------------- ---------------------- ----------------------

Officers and directors
as a group (1 persons)
----------------------------- ---------------------- ----------------------

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

         (k)   Settlement Agreement           Filed as Exhibit 10 (k) to the Company's report on Form
               between SI and Apogee          10-K dated January 29, 1996.

31.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The Company was billed a total of $10,000 for the fiscal years ended June 30, 1997 through June 30, 2007 inclusive for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $0 in audit related fees for the fiscal years ended June 30, 1997 and 1998. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended June 30, 1997 and 1998. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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