Form 10QSB
period 1998-09-30
APOGEE ROBOTICS INC
filed 2007-08-28
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998
                                       OR

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              Apogee Robotics, Inc.
                                 (As Successor)
                                 Balance Sheets
                                   (unaudited)

                                                                September 30,
                                                                     1998
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
                                                               ----------------


See Notes to Interim Financial Statements



                                                Apogee Robotics Inc.
                                                   (As Successor)
                                              Statement of Operations
                                                    (unaudited)


                                                                               Three Months Ended September 30,
                                                                       -------------------------------------------
                                                                               1998                   1997
                                                                       --------------------   --------------------
Revenue                                                                $                  0   $                  0

Costs & Expenses:
  Costs of goods sold                                                                     0                      0
  General & administrative                                                                0                      0
  Other                                                                                   0                      0
  Interest                                                                                0                      0
                                                                       --------------------   --------------------
  Total Costs & Expenses                                                                  0                      0

Loss from continuing operations before income taxes,
  extraordinary gain and discontinued operations                                          0                      0
Extraordinary gain from extinguishment of debt                                            0                      0
                                                                       --------------------   --------------------
Loss from continuing operations before discontinued operations                            0                      0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                                        0                      0
  Gain on disposal of assets used in discontinued operations                              0                      0
                                                                       --------------------   --------------------
Income from discontinued operations                                                       0                      0

                                                                       --------------------   --------------------
Net Income                                                             $                  0   $                  0
                                                                       --------------------   --------------------
Preferred stock dividends                                                                 0                      0
Net income (loss) available to common shareholders                     $                  0   $                  0

Basic and diluted per share amounts:
Continuing operations                                                                   Nil                    Nil
Extraordinary gain                                                     $               0.00   $               0.00
Discontinued operations                                                $               0.00   $               0.00
                                                                       --------------------   --------------------
Basic and diluted net income (loss)                                    $               0.00                 ($0.00)
                                                                       --------------------   --------------------

                                                                       --------------------   --------------------
Weighted average shares outstanding (basic & diluted)                            18,195,022             18,195,022
                                                                       --------------------   --------------------


See Notes to Interim Financial Statements



                                    Apogee Robotics, Inc.
                                       (As Successor)
                                   Statement of Cash Flows
                                         (unaudited)


                                                            Three Months Ended Sept 30,
                                                        -----------------------------------
                                                              1998               1997
                                                        ----------------   ----------------
Cash flows from operating activities:
Net Income (loss)                                       $              0   $              0
Adjustments required to reconcile net loss
  to cash used in operating activities:
(Increase) decrease in current assets                                  0                  0
Increase (decrease) in accounts payable &
  accrued expenses                                                     0                  0
                                                        ----------------   ----------------
  Cash flows used by operating activities:                             0                  0
                                                        ----------------   ----------------


Change in cash                                                         0                  0
Cash-beginning of period                                               0                  0
                                                        ----------------   ----------------
Cash-end of period                                      $              0   $              0
                                                        ----------------   ----------------


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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 1998 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

OVERVIEW

      Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At September 30, 1998 we had no cash assets and current liabilities of $20,000. At June 30, 2007 we had no cash assets. At June 30, 2007 the Company had current liabilities of $35,000.

      We had no revenues in either the year end June 30, 1996 or June 30, 1997 nor have we had any revenues since that time. We had no revenues in any quarter from June 30, 1996 through June 30, 1997. In addition, as we had no operations, we had no operating expenses for the quarter ended September 30, 1998. We had no operating expenses for the fiscal years June 30, 1997 through June 30, 2006 nor any quarter contained therein. We incurred operating expenses in the amount of $23,506 for the fiscal year end June 30, 2007 comprised of transfer agent fees, accounting fees, legal fees and miscellaneous general and administrative fees.

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