Form 10QSB
period 1999-12-31
APOGEE ROBOTICS INC
filed 2007-08-28
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1999
                                       OR

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


                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                              Apogee Robotics, Inc.
                                 (As Successor)
                                 Balance Sheets
                                   (unaudited)


                                                                 December 31,
                                                                      1999
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


See Notes to Interim Financial Statements



                                                        Apogee Robotics Inc.
                                                           (As Successor)
                                                      Statement of Operations
                                                            (unaudited)


                                                            Three Months Ended December. 31,        Six Months Ended December 31,
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