Form 10QSB
period 2000-09-30
APOGEE ROBOTICS INC
filed 2007-08-28
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from ______________ to ______________

                          Commission File No. O-12792

                              APOGEE ROBOTICS, INC.
                         -------------------------------
                         (Name of small business Issuer)


               COLORADO                                   84-0916585
    -------------------------------           --------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


    330 Clematis Street, Suite 217
        West Palm Beach, Florida                             33401
----------------------------------------                   --------
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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              Apogee Robotics, Inc.
                                 (As Successor)
                                 Balance Sheets
                                   (unaudited)


                                                                 September 30,
                                                                     2000
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
                                                                ---------------


See Notes to Interim Financial Statements



                                         Apogee Robotics Inc.
                                            (As Successor)
                                       Statement of Operations
                                             (unaudited)


                                                                    Three Months Ended September 30,
                                                                   ---------------------------------
                                                                        2000              1999
                                                                   ---------------   ---------------
Revenue                                                            $             0   $             0

Costs & Expenses:
  Costs of goods sold                                                            0                 0
  General & administrative                                                       0                 0
  Other                                                                          0                 0
  Interest                                                                       0                 0
                                                                   ---------------   ---------------
  Total Costs & Expenses                                                         0                 0

Loss from continuing operations before income taxes,
  extraordinary gain and discontinued operations                                 0                 0
Extraordinary gain from extinguishment of debt                                   0                 0
                                                                   ---------------   ---------------
Loss from continuing operations before discontinued operations                   0                 0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                               0                 0
  Gain on disposal of assets used in discontinued operations                     0                 0
                                                                   ---------------   ---------------
Income from discontinued operations                                              0                 0

                                                                   ---------------   ---------------
Net Income                                                         $             0   $             0
                                                                   ---------------   ---------------
Preferred stock dividends                                                        0                 0
Net income (loss) available to common shareholders                 $             0   $             0

Basic and diluted per share amounts:
Continuing operations                                                          Nil               Nil
Extraordinary gain                                                 $          0.00   $          0.00
Discontinued operations                                            $          0.00   $          0.00
                                                                   ---------------   ---------------
Basic and diluted net income (loss)                                $          0.00            ($0.00)
                                                                   ---------------   ---------------

                                                                   ---------------   ---------------
Weighted average shares outstanding (basic & diluted)                   18,195,022        18,195,022
                                                                   ---------------   ---------------


See Notes to Interim Financial Statements



                                        Apogee Robotics, Inc.
                                            (As Successor)
                                       Statement of Cash Flows
                                             (unaudited)


                                                                       Three Months Ended Sept 30,
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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

OVERVIEW

      Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At September 30, 2000 we had no cash assets and current liabilities of $20,000. At June 30, 2007 we had no cash assets. At June 30, 2007 the Company had current liabilities of $35,000.

      We had no revenues in either the year end June 30, 1996 or June 30, 1997 nor have we had any revenues since that time. We had no revenues in any quarter from June 30, 1996 through June 30, 1997. In addition, as we had no operations, we had no operating expenses for the quarter ended September 30, 2000. We had no operating expenses for the fiscal years June 30, 1997 through June 30, 2006 nor any quarter contained therein. We incurred operating expenses in the amount of $23,506 for the fiscal year end June 30, 2007 comprised of transfer agent fees, accounting fees, legal fees and miscellaneous general and administrative fees.

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