Form 10QSB
period 2000-12-31
APOGEE ROBOTICS INC
filed 2007-08-28
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2000
                                       OR

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              Apogee Robotics, Inc.
                                 (As Successor)
                                 Balance Sheets
                                   (unaudited)


                                                                  December 31,
                                                                      2000
                                                                 --------------

                                     ASSETS

Current assets
Cash                                                             $            0
Accounts receivable                                                           0
Inventory                                                                     0
Prepaid expenses                                                              0
                                                                 --------------
  Total current assets                                                        0

                                                                 --------------
Total Assets                                                     $            0
                                                                 --------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                           $            0
Accrued expenses                                                         20,000
Notes payable -related parties                                                0
                                                                 --------------
  Total current liabilities                                              20,000

Liabilities subject to compromise                                             0

Stockholders' Deficiency:
Common stock-50,000,000 authorized no par value
  18,195,022 issued & outstanding                                             0
Accumulated Deficit                                                     (20,000)
                                                                 --------------
Total Stockholders' Deficiency                                          (20,000)

                                                                 --------------
Total Liabilities & Stockholders' Deficiency                     $            0
                                                                 --------------


See Notes to Interim Financial Statements



                                                      Apogee Robotics Inc.
                                                         (As Successor)
                                                    Statement of Operations
                                                          (unaudited)


                                                       Three Months Ended December. 31,        Six Months Ended December 31,
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