Form 10KSB
period 2001-06-30
APOGEE ROBOTICS INC
filed 2007-08-28
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

          For the transition period from _____________ to _____________

                           Commission File No. O-12792

                              APOGEE ROBOTICS, INC.
                        --------------------------------
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

      The table below sets forth the high and low bid quotations for the Company's Common Stock for each quarter of fiscal 2001 and fiscal 2000. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                  Closing Bids
                                  ------------

                                                          HIGH        LOW
                                                          ----        ---
   2007
   ----

Quarter ended June 30, 2001                               0.015      0.015
Quarter ended March 30, 2001                              0.015      0.015
Quarter ended December 31, 2000                           0.015      0.015
Quarter ended September 30, 2000                          0.015      0.015

   2006
   ----

Quarter ended June 30, 2000                               0.015      0.015
Quarter ended March 30, 2000                              0.015      0.015
Quarter ended December 31, 1998                            0.00       0.00
Quarter ended September 30, 1998                           0.00       0.00

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

OVERVIEW

      Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At June 30, 2001 we had no cash assets and current liabilities of $20,000. At June 30, 2007 we had no cash assets. At June 30, 2007 the Company had current liabilities of $35,000. However, at June 30, 2007 the Company was due $40,000 from Corporate Services International of which $8,506 has been paid and the balance of which will be paid on or before September 15, 2007.

      We had no revenues in either the year end June 30, 2001 or June 30, 2000 nor have we had any revenues since that time. In addition, as we had no operations, we had no operating expenses for the years end June 30, 2001 and June 30, 2000. We had no operating expenses for the fiscal years June 30, 1997 through June 30, 2006. We incurred operating expenses in the amount of $23,506 for the fiscal year end June 30, 2007 comprised of transfer agent fees, accounting fees, legal fees and miscellaneous general and administrative fees.

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

ITEM 7. FINANCIAL STATEMENTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                               MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                                ORLANDO, FLORIDA

Board of Directors and Shareholders
Apogee Robotics, Inc.
Palm Beach, Florida

I have audited the accompanying balance sheet of Apogee Robotics, Inc. as of June 30, 2001 and 2000 and the related statements of operations; stockholders' deficiency; and cash flows for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apogee Robotics, Inc. as of June 30, 2001 and 2000 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

August 23, 2007


/s/ Michael F. Cronin
---------------------------
Michael F. Cronin
Certified Public Accountant
Orlando, Florida

                                                  Apogee Robotics, Inc.
                                                     Balance Sheets
                                                        June 30,

-----------------------------------------------------------------------------------------------------------------------
                                                                                 Successor             Successor
-----------------------------------------------------------------------------------------------------------------------
                                                                                            2001                  2000

                                         ASSETS

Current assets
Cash                                                                                          $0                    $0
Accounts receivable                                                                            0                     0
Inventory                                                                                      0                     0
Prepaid expenses                                                                               0                     0
                                                                             ------------------------------------------
  Total current assets                                                                         0                     0

Assets from discontinued operations held for sale:
Equipment, net                                                                                 0                     0
Patents, net                                                                                   0                     0
Other assets                                                                                   0                     0
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                  $0                    $0
-----------------------------------------------------------------------------------------------------------------------

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                                                        $0                    $0
Accrued expenses                                                                          20,000                20,000
Notes payable -related parties                                                                 0                     0
                                                                             ------------------------------------------
 Total current liabilities                                                                20,000                20,000

Liabilities subject to compromise                                                              0                     0

Stockholders' Deficiency:
Common stock-50,000,000 authorized no par value
18,195,022 issued & outstanding                                                                0                     0
Other capital                                                                                  0                     0
Accumulated Deficit                                                                      (20,000)              (20,000)
                                                                             ------------------------------------------
Total Stockholders' Deficiency                                                           (20,000)              (20,000)

-----------------------------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                                                  $0                    $0
-----------------------------------------------------------------------------------------------------------------------

                   See Summary of Significant Accounting Policies and Notes to Financial Statements.



                                                Apogee Robotics Inc.
                                                   (As Successor)
                                              Statement of Operations

                                                                      --------------------------------------------
                                                                                   Years Ended June 30,
                                                                      --------------------------------------------
                                                                                     2001                    2000
                                                                      --------------------    --------------------
Revenue                                                                                $0                      $0

Costs & Expenses:
  Costs of goods sold                                                                   0                       0
  General & administrative                                                              0                       0
  Other                                                                                 0                       0
  Interest                                                                              0                       0
                                                                      --------------------    --------------------
  Total Costs & Expenses                                                                0                       0

Loss from continuing operations before income taxes,
extraordinary gain and discontinued operations                                          0                       0
Extraordinary gain from extinguishment of debt                                          0                       0
                                                                      --------------------    --------------------
Loss from continuing operations before discontinued operations                          0                       0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                                      0                       0
  Gain on disposal of assets used in discontinued operations                            0                       0
                                                                      --------------------    --------------------
Income from discontinued operations                                                     0                       0
------------------------------------------------------------------------------------------------------------------
Net Income                                                                              0                       0
------------------------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                                 Nil                     Nil
Extraordinary gain                                                                  $0.00                   $0.00
Discontinued operations                                                              $0.0                    $0.0
------------------------------------------------------------------------------------------------------------------
Basic and diluted net income (loss)                                                 $0.00                   $0.00
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                          18,095,022              18,095,022
------------------------------------------------------------------------------------------------------------------

                 See Summary of Significant Accounting Policies and Notes to Financial Statements.



                                                 Apogee Robotics, Inc.
                                                    (As Successor)
                                                Statement of Cash Flows

                                                                             ----------------------------------------
                                                                                        Years Ended June 30,
                                                                             ----------------------------------------
                                                                                            2001                2000
                                                                             ----------------------------------------

Cash flows from operating activities:
Net Income (loss)                                                                             $0                  $0
Adjustments required to reconcile net loss
      to cash used in operating activities:
Gain from discontinued operations                                                              0                   0
(Increase) decrease in current assets:
Increase (decrease) in accounts payable & accrued expenses                                     0                   0
---------------------------------------------------------------------------------------------------------------------
 Cash flows used by operating activities:                                                      0                   0
---------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
Proceeds from sale of other assets                                                             0                   0
Proceeds from AGVI settlement                                                                  0                   0
---------------------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                                            0                   0
---------------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
---------------------------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                                       0                   0
---------------------------------------------------------------------------------------------------------------------

Change in cash                                                                                 0                   0
Cash-beginning of period                                                                       0                   0
---------------------------------------------------------------------------------------------------------------------
Cash-end of period                                                                            $0                  $0
---------------------------------------------------------------------------------------------------------------------

                  See Summary of Significant Accounting Policies and Notes to Financial Statements.



                                                Apogee Robotics, Inc.
                                                    (As Successor)
                                        Statement of Stockholders' Deficiency


                                                           Common
                                             ------------------------------------

                                                                 Common Stock         Other          Accumulated
                                                   Shares           Amount           Capital           Deficit
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                           18,195,022                 $0               $0          ($20,000)
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                        0
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                           18,195,022                 $0               $0          ($20,000)
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                        0
--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                           18,195,022                 $0               $0          ($20,000)
--------------------------------------------------------------------------------------------------------------------

                  See Summary of Significant Accounting Policies and Notes to Financial Statements.

                                                         20

                              APOGEE ROBOTICS, INC.
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                                  June 30, 2001

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

                              APOGEE ROBOTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end June 30, 2001, all Section 16(a) forms were filed.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received during each of the Company's fiscal years ended June 30, 1999, 2000 and 2001 by (I) the chief Executive Officer of the Company, and (ii) by each other executive officer of the Company who received annual compensation in the form of salary and bonus in excess of $100,000.

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

(h) The company has made no Long Term Compensation payouts (LTIP or other)

COMPENSATION OF DIRECTORS

Apogee Robotics's directors were not compensated for their services as directors of the Company for the fiscal year end June 30, 2001 or since that time.

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

AUDIT RELATED FEES

There were $0 in audit related fees for the fiscal years ended June 30, 2000 and 2001. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended June 30, 2000 and 2001. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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