Form 10QSB
period 2002-12-31
APOGEE ROBOTICS INC
filed 2007-08-28
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2002
                                       OR

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              Apogee Robotics, Inc.
                                 (As Successor)
                                 Balance Sheets
                                   (unaudited)


                                                                 December 31,
                                                                     2002
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
                                                                ---------------


See Notes to Interim Financial Statements



                                                       Apogee Robotics Inc.
                                                          (As Successor)
                                                      Statement of Operations
                                                            (unaudited)


                                                           Three Months Ended December. 31,       Six Months Ended December 31,
                                                          ---------------------------------     ---------------------------------
                                                                2002             2001                2002              2001
                                                          ---------------   ---------------     ---------------   ---------------
Revenue                                                   $             0   $             0     $             0   $             0
Costs & Expenses:
  Costs of goods sold                                                   0                 0                   0                 0
  General & administrative                                              0                 0                   0                 0
  Interest                                                              0                 0                   0                 0
                                                          ---------------   ---------------     ---------------   ---------------
  Total Costs & Expenses                                                0                 0                   0                 0

Loss from operations                                                    0                 0                   0                 0


                                                          ---------------   ---------------     ---------------   ---------------
Net Income                                                              0   $             0     $             0   $             0
                                                          ---------------   ---------------     ---------------   ---------------
Net income (loss) available to common shareholders        $             0   $             0     $             0   $             0

Basic and diluted per share amounts:
Continuing operations                                                 Nil               Nil                 Nil               Nil
                                                          ---------------   ---------------     ---------------   ---------------
Basic and diluted net income (loss)                       $          0.00            ($0.00)    $          0.00            ($0.00)
                                                          ---------------   ---------------     ---------------   ---------------

                                                          ---------------   ---------------     ---------------   ---------------
Weighted average shares outstanding (basic & diluted)          18,195,022        18,195,022          18,195,022        18,195,022
                                                          ---------------   ---------------     ---------------   ---------------


See Notes to Interim Financial Statements



                                    Apogee Robotics, Inc.
                                       (As Successor)
                                   Statement of Cash Flows
                                         (unaudited)


                                                              Six Months Ended Dec. 31,
                                                          ---------------------------------
                                                               2002              2001
                                                          ---------------   ---------------
Cash flows from operating activities:
Net Income (loss)                                         $             0   $             0
Adjustments required to reconcile net loss
  to cash used in operating activities:
(Increase) decrease in current assets                                   0                 0
Increase (decrease) in accounts payable &
  accrued expenses                                                      0                 0
                                                          ---------------   ---------------
  Cash flows used by operating activities:                              0                 0
                                                          ---------------   ---------------


Change in cash                                                          0                 0
Cash-beginning of period                                                0                 0
                                                          ---------------   ---------------
Cash-end of period                                        $             0   $             0
                                                          ---------------   ---------------


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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

OVERVIEW

      Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At December 31, 2002 we had no cash assets and current liabilities of $20,000. At June 30, 2007 we had no cash assets. At June 30, 2007 the Company had current liabilities of $35,000.

      We had no revenues in either the year end June 30, 1996 or June 30, 1997 nor have we had any revenues since that time. We had no revenues in any quarter from June 30, 1996 through June 30, 1997. In addition, as we had no operations, we had no operating expenses for the quarter ended December 31, 2002. We had no operating expenses for the fiscal years June 30, 1997 through June 30, 2006 nor any quarter contained therein. We incurred operating expenses in the amount of $23,506 for the fiscal year end June 30, 2007 comprised of transfer agent fees, accounting fees, legal fees and miscellaneous general and administrative fees.

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