Form 10QSB
period 2006-09-30
APOGEE ROBOTICS INC
filed 2007-08-29
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended September 30, 2006
                                       OR

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              Apogee Robotics, Inc.
                                 (As Successor)
                                 Balance Sheets
                                   (unaudited)


                                                                 September 30,
                                                                     2006
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
                                                               ----------------


See Notes to Interim Financial Statements



                                            Apogee Robotics Inc.
                                               (As Successor)
                                          Statement of Operations
                                                (unaudited)


                                                                         Three Months Ended September 30,
                                                                       -----------------------------------
                                                                             2006               2005
                                                                       ----------------   ----------------
Revenue                                                                $           0.00   $           0.00

Costs & Expenses:
  Costs of goods sold                                                                 0                  0
  General & administrative                                                            0                  0
  Other                                                                               0                  0
  Interest                                                                            0                  0
                                                                       ----------------   ----------------
  Total Costs & Expenses                                                              0                  0

Loss from continuing operations before income taxes,
  extraordinary gain and discontinued operations                                      0                  0
Extraordinary gain from extinguishment of debt                                        0                  0
                                                                       ----------------   ----------------
Loss from continuing operations before discontinued operations                        0                  0

Discontinued operations:
  Loss from discontinued operations (net of taxes)                                    0                  0
  Gain on disposal of assets used in discontinued operations                          0                  0
                                                                       ----------------   ----------------
Income from discontinued operations                                                   0                  0

                                                                       ----------------   ----------------
Net Income                                                             $           0.00   $           0.00
                                                                       ----------------   ----------------
Preferred stock dividends                                                             0                  0
Net income (loss) available to common shareholders                     $           0.00   $           0.00

Basic and diluted per share amounts:
Continuing operations                                                               Nil                Nil
Extraordinary gain                                                     $           0.00   $           0.00
Discontinued operations                                                $           0.00   $           0.00
                                                                       ----------------   ----------------
Basic and diluted net income (loss)                                    $           0.00             ($0.00)
                                                                       ----------------   ----------------

                                                                       ----------------   ----------------
Weighted average shares outstanding (basic & diluted)                        18,195,022         18,195,022
                                                                       ----------------   ----------------


See Notes to Interim Financial Statements



                                           Apogee Robotics, Inc.
                                               (As Successor)
                                          Statement of Cash Flows
                                                (unaudited)


                                                                            Three Months Ended Sept 30,
                                                                       -----------------------------------
                                                                             2006              2005
                                                                       ----------------   ----------------
Cash flows from operating activities:
Net Income (loss)                                                      $              0   $              0
Adjustments required to reconcile net loss
  to cash used in operating activities:
(Increase) decrease in current assets                                                 0                  0
Increase (decrease) in accounts payable & accrued expenses                            0                  0
                                                                       ----------------   ----------------
  Cash flows used by operating activities:                                            0                  0
                                                                       ----------------   ----------------


Change in cash                                                                        0                  0
Cash-beginning of period                                                              0                  0
                                                                       ----------------   ----------------
Cash-end of period                                                     $              0   $              0
                                                                       ----------------   ----------------


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