Form 10QSB
period 2006-12-31
APOGEE ROBOTICS INC
filed 2007-08-29
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2006
                                       OR

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

                              APOGEE ROBOTICS, INC.

                                      INDEX

                                                                            PAGE

                                     Part I

Item 1.  Financial Statements...............................................   3

Item 2.  Management's Discussion and Analysis...............................   8

Item 3.  Controls and Procedures............................................  13

                                     Part II

Item 1.  Legal Proceedings .................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  14

Item 3.  Defaults Upon Senior Securities....................................  14

Item 4.  Submission of Matters to a Vote of Security Holders................  14

Item 5.  Other Information..................................................  14

Item 6.  Exhibits...........................................................  15


Signatures..................................................................  16


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              Apogee Robotics, Inc.
                                 (As Successor)
                                 Balance Sheets
                                   (unaudited)


                                                                  December 31,
                                                                      2006
                                                                ---------------

                                     ASSETS

Current assets
Cash                                                            $             0
Accounts receivable                                                           0
Inventory                                                                     0
Prepaid expenses                                                              0
                                                                ---------------
  Total current assets                                                        0

                                                                ---------------
Total Assets                                                    $             0
                                                                ---------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable-trade                                          $             0
Accrued expenses                                                         21,200
Notes payable -related parties                                                0
                                                                ---------------
  Total current liabilities                                              21,200

Liabilities subject to compromise                                             0

Stockholders' Deficiency:
Common stock-50,000,000 authorized no par value
  18,195,022 issued & outstanding                                             0
Accumulated Deficit                                                     (21,200)
                                                                ---------------
Total Stockholders' Deficiency                                          (20,200)

                                                                ---------------
Total Liabilities & Stockholders' Deficiency                    $             0
                                                                ---------------


See Notes to Interim Financial Statements



                                                       Apogee Robotics Inc.
                                                          (As Successor)
                                                      Statement of Operations
                                                            (unaudited)


                                                           Three Months Ended December 31,        Six Months Ended December 31,
                                                          ---------------------------------     ---------------------------------
                                                               2006              2005                2006              2005
                                                          ---------------   ---------------     ---------------   ---------------
Revenue                                                   $             0   $             0     $             0   $             0
Costs & Expenses:
  Costs of goods sold                                                   0                 0                   0                 0
  General & administrative                                          1,200                 0               1,200                 0
  Interest                                                              0                 0                   0                 0
                                                          ---------------   ---------------     ---------------   ---------------
  Total Costs & Expenses                                            1,200                 0               1,200                 0

Loss from operations                                               (1,200)                0              (1,200)                0


                                                          ---------------   ---------------     ---------------   ---------------
Net (Loss)                                                         (1,200)  $             0              (1,200)  $             0
                                                          ---------------   ---------------     ---------------   ---------------
Net income (loss) available to common shareholders                ($1,200)  $             0             ($1,200)  $             0

Basic and diluted per share amounts:
Continuing operations                                                 Nil               Nil                 Nil               Nil
                                                          ---------------   ---------------     ---------------   ---------------
Basic and diluted net income (loss)                       $          0.00            ($0.00)    $          0.00            ($0.00)
                                                          ---------------   ---------------     ---------------   ---------------

                                                          ---------------   ---------------     ---------------   ---------------
Weighted average shares outstanding (basic & diluted)          18,195,022        18,195,022          18,195,022        18,195,022
                                                          ---------------   ---------------     ---------------   ---------------


See Notes to Interim Financial Statements



                                    Apogee Robotics, Inc.
                                       (As Successor)
                                   Statement of Cash Flows
                                         (unaudited)


                                                              Six Months Ended Dec. 31,
                                                          ---------------------------------
                                                               2006               2005
                                                          ---------------   ---------------
Cash flows from operating activities:
Net Income (loss)                                                 ($1,200)  $             0
Adjustments required to reconcile net loss
  to cash used in operating activities:
(Increase) decrease in current assets                                   0                 0
Increase (decrease) in accounts payable &
  accrued expenses                                                  1,200                 0
                                                          ---------------   ---------------
  Cash flows used by operating activities:                              0                 0
                                                          ---------------   ---------------


Change in cash                                                          0                 0
Cash-beginning of period                                                0                 0
                                                          ---------------   ---------------
Cash-end of period                                        $             0   $             0
                                                          ---------------   ---------------


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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2006 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the six months ended December 31, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year beginning July 1, 2007. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

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

OVERVIEW

      Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At December 31, 2006 we had no cash assets and current liabilities of $20,000. At June 30, 2007 we had no cash assets. At June 30, 2007 the Company had current liabilities of $35,000.

      We had no revenues in either the year end June 30, 1996 or June 30, 1997 nor have we had any revenues since that time. We had no revenues in any quarter from June 30, 1996 through June 30, 1997. In addition, as we had no operations, we had no operating expenses for the quarter ended December 31, 2006. We had no operating expenses for the fiscal years June 30, 1997 through June 30, 2006 nor any quarter contained therein. We incurred operating expenses in the amount of $23,506 for the fiscal year end June 30, 2007 comprised of transfer agent fees, accounting fees, legal fees and miscellaneous general and administrative fees.

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