Form 10QSB
period 2007-03-31
APOGEE ROBOTICS INC
filed 2007-08-29
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 2007
                                       OR

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

                              APOGEE ROBOTICS, INC.

                                      INDEX

                                                                            PAGE

                                     Part I

Item 1.  Financial Statements...............................................   3

Item 2.  Management's Discussion and Analysis...............................   8

Item 3.  Controls and Procedures............................................  14

                                     Part II

Item 1.  Legal Proceedings .................................................  15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  15

Item 3.  Defaults Upon Senior Securities....................................  15

Item 4.  Submission of Matters to a Vote of Security Holders................  15

Item 5.  Other Information..................................................  15

Item 6.  Exhibits...........................................................  16


Signatures..................................................................  17


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              Apogee Robotics, Inc.
                                 (As Successor)
                                 Balance Sheets
                                   (unaudited)

                                                                   March 31,
                                                                     2007
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
                                                               ----------------


See Notes to Interim Financial Statements



                                                        Apogee Robotics Inc.
                                                           (As Successor)
                                                       Statement of Operations
                                                             (unaudited)


                                                           Three Months Ended March 31,             Nine Months Ended March 31,
                                                        -----------------------------------     -----------------------------------
                                                              2007               2006                 2007               2006
                                                        ----------------   ----------------     ----------------   ----------------
Revenue                                                 $              0   $              0     $              0   $              0

Costs & Expenses:
  Costs of goods sold                                                  0                  0                    0                  0
  General & administrative                                           935                  0                2,135                  0
  Other                                                                0                  0                    0                  0
  Interest                                                             0                  0                    0                  0
                                                        ----------------   ----------------     ----------------   ----------------
  Total Costs & Expenses                                             935                  0                2,135                  0
Loss from continuing operations before income taxes,
  extraordinary gain and discontinued operations                    (935)                 0               (2,135)                 0
Extraordinary gain from extinguishment of debt                         0                  0                    0                  0
                                                        ----------------   ----------------     ----------------   ----------------
Loss from operations                                                (935)                 0               (2,135)                 0

                                                        ----------------   ----------------     ----------------   ----------------
Net Loss                                                           ($935)  $              0              ($2,135)  $              0
                                                        ----------------   ----------------     ----------------   ----------------
Preferred stock dividends                                              0                  0                    0                  0
Net income (loss) available to common shareholders                 ($935)  $              0              ($2,135)  $              0

Basic and diluted per share amounts:
Continuing operations                                                Nil                Nil                  Nil                Nil
Extraordinary gain                                      $           0.00   $           0.00     $           0.00   $           0.00
Discontinued operations                                 $           0.00   $           0.00     $           0.00   $           0.00
                                                        ----------------   ----------------     ----------------   ----------------
Basic and diluted net income (loss)                     $           0.00   $           0.00     $           0.00   $           0.00
                                                        ----------------   ----------------     ----------------   ----------------

                                                        ----------------   ----------------     ----------------   ----------------
Weighted average shares outstanding (basic & diluted)         26,595,022         18,195,022           20,954,146         18,195,022
                                                        ----------------   ----------------     ----------------   ----------------


See Notes to Interim Financial Statements



                                    Apogee Robotics, Inc.
                                       (As Successor)
                                   Statement of Cash Flows
                                         (unaudited)


                                                             Nine Months Ended March 31,
                                                        -----------------------------------
                                                              2007               2006
                                                        ----------------   ----------------
Cash flows from operating activities:
Net Income (loss)                                                ($2,135)  $              0
Adjustments required to reconcile net loss
  to cash used in operating activities:
(Increase) decrease in current assets                                  0                  0
Increase (decrease) in accounts payable &
  accrued expenses                                                 2,135                  0
                                                        ----------------   ----------------
  Cash flows used by operating activities:                             0                  0
                                                        ----------------   ----------------


Change in cash                                                         0                  0
Cash-beginning of period                                               0                  0
                                                        ----------------   ----------------
Cash-end of period                                      $              0   $              0
                                                        ----------------   ----------------


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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the nine months ended March 31, 2007 and 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

OVERVIEW

      Our current activities are related to seeking a new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At March 31, 2007 we had no cash assets and current liabilities of $20,000. At June 30, 2007 we had no cash assets. At June 30, 2007 the Company had current liabilities of $35,000.

      We had no revenues in either the year end June 30, 1996 or June 30, 1997 nor have we had any revenues since that time. We had no revenues in any quarter from June 30, 1996 through June 30, 1997. In addition, as we had no operations, we had no operating expenses for the quarter ended March 31, 2007. We had no operating expenses for the fiscal years June 30, 1997 through June 30, 2006 nor any quarter contained therein. We incurred operating expenses in the amount of $23,506 for the fiscal year end June 30, 2007 comprised of transfer agent fees, accounting fees, legal fees and miscellaneous general and administrative fees.

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