Form 10KSB
period 2007-06-30
APOGEE ROBOTICS INC
filed 2007-08-29
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2007
                                       OR

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

      Apogee Robotics has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On June 30, 2007 Apogee Robotics had a cash balance of approximately $0. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. The officer and director of Apogee Robotics has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

      The table below sets forth the high and low bid quotations for the Company's Common Stock for each quarter of fiscal 2007 and fiscal 2006. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                  Closing Bids
                                  ------------

                                                          HIGH       LOW
                                                          ----       ---
   2007
   ----

Quarter ended June 30, 2007                               0.002     0.001
Quarter ended March 30, 2007                              0.002     0.001
Quarter ended December 31, 2006                           0.004     0.001
Quarter ended September 30, 2006                          0.015     0.002

   2006
   ----

Quarter ended June 30, 2006                               0.003     0.001
Quarter ended March 30, 2006                              0.001     0.001
Quarter ended December 31, 2005                           0.001     0.001
Quarter ended September 30, 2005                          0.001     0.001

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

      We had no revenues in either the year end June 30, 2007 or June 30, 2006. In addition, as we had no operations, we had no operating expenses for the years end June 30, 2006. We incurred operating expenses in the amount of $23,506 for the fiscal year end June 30, 2007 comprised of transfer agent fees, accounting fees, legal fees and miscellaneous general and administrative fees.

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

ITEM 7.  FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                MICHAEL F. CRONIN
                           CERTIFIED PUBLIC ACCOUNTANT
                                ORLANDO, FLORIDA

Board of Directors and Shareholders
Apogee Robotics, Inc.
Palm Beach, Florida

I have audited the accompanying balance sheet of Apogee Robotics, Inc. as of June 30, 2007 and 2006 and the related statements of operations; stockholders' deficiency; and cash flows for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apogee Robotics, Inc. as of June 30, 2007 and 2006 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

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

August 23, 2007


/s/ Michael F. Cronin
---------------------------
Michael F. Cronin
Certified Public Accountant
Orlando, Florida


                                                Apogee Robotics, Inc.
                                                   Balance Sheets
                                                      June 30,

-------------------------------------------------------------------------------------------------------------------
                                                                            Successor Company    Successor Company
-------------------------------------------------------------------------------------------------------------------
                                                                                         2007                 2006

                                                       ASSETS
Current assets
Cash                                                                                       $0                   $0
Prepaid expenses                                                                            0                    0
                                                                           ----------------------------------------
  Total current assets                                                                      0                    0


-------------------------------------------------------------------------------------------------------------------
Total Assets                                                                               $0                   $0
-------------------------------------------------------------------------------------------------------------------

                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                                                $15,000                   $0
Accrued expenses                                                                       20,000               20,000
Notes payable -related parties                                                              0                    0
                                                                           ----------------------------------------
 Total current liabilities                                                             35,000               20,000

Stockholders' Deficiency:
Common stock-50,000,000 authorized no par value
49,695,022 issued & outstanding (18,195,022 in 2006)                                   40,000                    0
Subscription receivable                                                               (31,494)                   0
Accumulated Deficit                                                                   (43,506)             (20,000)
                                                                           ----------------------------------------
Total Stockholders' Deficiency                                                        (35,000)             (20,000)

-------------------------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                                               $0                   $0
-------------------------------------------------------------------------------------------------------------------

                 See Summary of Significant Accounting Policies and Notes to Financial Statements.


                                               Apogee Robotics Inc.
                                                  (As Successor)
                                              Statement of Operations

                                                                       ------------------------------------------
                                                                                   Years Ended June 30,
                                                                       ------------------------------------------
                                                                                       2007                 2006
                                                                       ---------------------   ------------------
Revenue                                                                                  $0                   $0

Costs & Expenses:
  General & administrative                                                           23,506                    0
  Other                                                                                   0                    0
  Interest                                                                                0                    0
                                                                       ---------------------   ------------------
  Total Costs & Expenses                                                             23,506                    0

Loss from operations                                                                (23,506)                   0

-----------------------------------------------------------------------------------------------------------------
Net Loss                                                                           ($23,506)                  $0
-----------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                                                 0                    0
Net income (loss) available to common shareholders                                 ($23,506)                  $0

Basic and diluted per share amounts:
Continuing operations                                                                   Nil                  Nil
-----------------------------------------------------------------------------------------------------------------
Basic and diluted net income (loss)                                                   $0.00                $0.00
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                            28,119,680           18,195,022
-----------------------------------------------------------------------------------------------------------------

                See Summary of Significant Accounting Policies and Notes to Financial Statements.


                                            Apogee Robotics, Inc.
                                                (As Successor)
                                           Statement of Cash Flows


                                                                --------------------------------------------
                                                                              Years Ended June 30,
                                                                --------------------------------------------
                                                                                 2007                  2006
                                                                --------------------------------------------
Cash flows from operating activities:
Net Income (loss)                                                            ($23,506)                   $0
Adjustments required to reconcile net loss
      to cash used in operating activities:
Expenses paid by shareholder                                                    8,506                     0
Increase (decrease) in accounts payable & accrued expenses                     15,000                     0
------------------------------------------------------------------------------------------------------------
 Cash flows used by operating activities:                                           0                     0
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                                 0                     0
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                            0                     0
------------------------------------------------------------------------------------------------------------

Change in cash                                                                      0                     0
Cash-beginning of period                                                            0                     0
------------------------------------------------------------------------------------------------------------
Cash-end of period                                                                 $0                    $0
------------------------------------------------------------------------------------------------------------

              See Summary of Significant Accounting Policies and Notes to Financial Statements.



                                                 Apogee Robotics, Inc.
                                                     (As Successor)
                                         Statement of Stockholders' Deficiency


                                                           Common
                                           --------------------------------------
                                                 Shares          Common Stock       Subscription      Accumulated
                                                                    Amount           Receivable         Deficit
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                       18,195,022                  $0                 $0            ($20,000)
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                         0
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006                       18,195,022                  $0                 $0            ($20,000)
----------------------------------------------------------------------------------------------------------------------
Shares issued for cash                         31,500,000             $40,000           ($31,494)
Net Loss                                                                                                     (23,506)
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2007                       49,695,022             $40,000           ($31,494)           ($42,135)
----------------------------------------------------------------------------------------------------------------------

                   See Summary of Significant Accounting Policies and Notes to Financial Statements.

                                                          20

                              APOGEE ROBOTICS, INC.
                                 BACKGROUND AND
                         SIGNIFICANT ACCOUNTING POLICIES
                                  June 30, 2007

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

BANKRUPTCY PROCEEDINGS: On December 9, 1994 the Company and its wholly owned subsidiary AGV Acquisitions, Inc. filed voluntary Chapter 11 petitions under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Colorado (case nos. 94-22194-MSK and 94-22193-CEM) which cases were Jointly Administered. On June 17, 1997 the cases were converted to a Chapter 7 bankruptcy. As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets. On February 24, 2006 this Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court District of Colorado. On September 7, 2006 a Motion to Reopen Chapter 7 case was filed by the Trustee, which Motion was withdrawn in February 2007.

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

                              APOGEE ROBOTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007

1. "FRESH START" ACCOUNTING:

On June 17, 1997 all assets were transferred to the Chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of June 18, 1997 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to June 17, 1997 are referred to as those of the "Successor Company". The results of operations and cash flows as presented on the 1997 and 1996 financial statements reflect the predecessor company. The successor company had no transactions between June 17, 1997 and June 30, 2006.

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

The Company is not a party to any leases and does not have any commitments

5. STOCKHOLDERS' EQUITY:

      COMMON STOCK

On March 16, 2007 Corporate Services International agreed to contribute a total of $40,000 as paid in capital in exchange for 31,500,000 shares of restricted common stock. The company is to use these funds to pay the costs and expenses necessary to revive business operations. Such expenses include fees to reinstate the corporate charter with the state of Colorado; payment of all past due franchise taxes; settling all past due accounts with the transfer agent; accounting and legal fees; costs associated with bringing current its filings with the Securities and Exchange Commission, etc. As of June 30, 2007 such expenses aggregating $8,506 have been paid.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end June 30, 2007, all Section 16(a) forms were filed.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received during each of the Company's fiscal years ended June 30, 2005, 2006 and 2007 by
(I) the chief Executive Officer of the Company, and (ii) by each other executive officer of the Company who received annual compensation in the form of salary and bonus in excess of $100,000.

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

(h) The company has made no Long Term Compensation payouts (LTIP or other)

COMPENSATION OF DIRECTORS

Apogee Robotics's directors were not compensated for their services as directors of the Company for the fiscal year end June 30, 2007.

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

AUDIT RELATED FEES

There were $0 in audit related fees for the fiscal years ended June 30, 2006 and 2007. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended June 30, 2006 and 2007. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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