Form 10QSB
period 2007-09-30
APOGEE ROBOTICS INC
filed 2007-11-13
CIK 724915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 49,695,022 as of November 13, 2007

Transitional Small Business Disclosure Format(check one) Yes [ ] No [X]

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

PART I

ITEM 1. FINANCIAL STATEMENTS


                              Apogee Robotics, Inc.
                                 Balance Sheet
                                   (Unaudited)
                               September 30, 2007

-------------------------------------------------------------------------------
                                                                     Successor
                                                                       Company
-------------------------------------------------------------------------------

                               ASSETS
Current assets
Cash                                                                  $ 30,288
Prepaid expenses                                                             0
                                                                      --------
  Total current assets                                                  30,288


------------------------------------------------------------------------------
Total Assets                                                          $ 30,288
------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                                $ 37,282
Payroll taxes                                                           20,000
Notes payable -related parties                                               0
                                                                      --------
 Total current liabilities                                              57,282

Stockholders' Deficiency:
Common stock-50,000,000 authorized no par value
49,695,022 issued & outstanding                                         40,076
Accumulated Deficit                                                    (67,070)
                                                                      --------
Total Stockholders' Deficiency                                         (26,994)

------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                          $ 30,288
------------------------------------------------------------------------------
See note to unaudited interim financial statements

                                         Apogee Robotics Inc.
                                            (As Successor)
                                        Statement of Operations
                                              (unaudited)

                                                                      -------------------------------
                                                                       Three Months Ended Sept. 30,
                                                                      -------------------------------
                                                                                 2007           2006
                                                                      ---------------   ------------
Revenue                                                                 $          0    $          0
                                                                        ------------    ------------

Costs & Expenses:
  General & administrative                                                    23,564               0
  Other                                                                            0               0
  Interest                                                                         0               0
                                                                        ------------    ------------
  Total Costs & Expenses                                                      23,564               0


----------------------------------------------------------------------------------------------------
Net Loss                                                                $    (23,564)   $          0
----------------------------------------------------------------------------------------------------

Basic and diluted per share amounts:
Continuing operations                                                            Nil           Nil
----------------------------------------------------------------------------------------------------
Basic and diluted net income (loss)                                     $       0.00    $       0.00
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Weighted average shares outstanding (basic & diluted)                     49,695,022      18,195,022
----------------------------------------------------------------------------------------------------
See note to unaudited interim financial statements

                                    Apogee Robotics, Inc.
                                       (As Successor)
                                   Statement of Cash Flows
                                         (unaudited)
                                                                 -----------------------------
                                                                 Three Months Ended Sept 30,
                                                                 -----------------------------
                                                                         2007           2006
                                                                 -------------    ----------
Cash flows from operating activities:
Net Income (loss)                                                    $(23,564)     $      0
Adjustments required to reconcile net loss
      to cash used in operating activities:
Expenses paid by shareholder                                               76             0
Increase (decrease) in accounts payable & accrued expenses             22,282             0
-------------------------------------------------------------------------------------------
 Cash flows used by operating activities:                              (1,206)            0
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
  Cash used in investing activities                                         0             0
-------------------------------------------------------------------------------------------

 Cash flows from financing activities:
Proceeds from issuance of common stock                                 31,494             0
-------------------------------------------------------------------------------------------
  Cash generated by financing activities                               31,494             0
-------------------------------------------------------------------------------------------

Change in cash                                                         30,288             0
Cash-beginning of period                                                    0             0
-------------------------------------------------------------------------------------------
Cash-end of period                                                   $ 30,288      $      0
-------------------------------------------------------------------------------------------
See note to unaudited interim financial statements

                                            Apogee Robotics, Inc.
                                               (As Successor)
                                    Statement of Stockholders' Deficiency
                                                 (unaudited)

                                                           Common
                                                -----------------------------
                                                   Shares      Common Stock    Subscription     Accumulated
                                                                  Amount        Receivable        Deficit
--------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                           18,195,022        $     0       $       0        $(20,000)
--------------------------------------------------------------------------------------------------------------
Net Income                                                                                                  0
--------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006                           18,195,022        $     0       $       0        $(20,000)
--------------------------------------------------------------------------------------------------------------
Shares issued for cash                             31,500,000        $40,000       $(40,000)
Expenses paid in lieu of cash payments                                             $   8,506
Net Loss                                                                                             (23,506)
--------------------------------------------------------------------------------------------------------------
Balance at June 30, 2007                           49,695,022        $40,000       $(31,494)        $(43,506)
--------------------------------------------------------------------------------------------------------------
Expenses paid in lieu of cash payments                                    76
Receipt of subscription                                                               31,494
Net Loss                                                                                             (23,564)
--------------------------------------------------------------------------------------------------------------
Balance at September 30, 2007                      49,695,022        $40,076       $       0        $(67,070)
--------------------------------------------------------------------------------------------------------------
See note to unaudited interim financial statements

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

On February 6, 2007, Larimer County Court, Colorado approved an Order granting the custodianship of the company to CSII. The appointment is requires the custodian is to continue the business of the corporation and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the Larimer County Court generally authorize CSII to appoint new members to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Colorado Statutes Section 7-114-303, including actions to:

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

RESULTANT CHANGE IN CONTROL: On March 7, 2007 Apogee issued 31,500,000 shares to CSII or 63% of outstanding common shares. In connection with the Order confirming custodianship of the company to CSII approved on February 6, 2007, Michael Anthony became our sole director on March 15, 2007.

Michael Anthony is the sole shareholder, officer and director of Corporate Services International, Inc.

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

      On March 16, 2007 Corporate Services International agreed to contribute a total of $40,000 as paid in capital to the Registrant in exchange for 31,500,000 shares of restricted common stock. The entire $40,000 has been paid in full. As of September 30, 2007, Apogee had a cash balance of $30,288 in its bank account and accounts payables of $57,282. As of November 13, 2007 the Company had a cash balance of $19,858. The Company agreed to use the contributed funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the registrant's corporate charter with the state of Colorado; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

      As of November 13, 2007, Apogee Robotics is not in negotiations with, nor does it have any agreements with any potential merger candidate.

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

      Apogee Robotics has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On September 30, 2007 Apogee Robotics had a cash balance of $30,288. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. The officer and director of Apogee Robotics has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

      The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

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

      As part of Apogee Robotic's investigation, the officer and director of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis and verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

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

OVERVIEW

      Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At September 30, 2007 we had cash assets of $30,288 and current liabilities of $57,282.

      We had no revenues in either the year end June 30, 1996 or June 30, 1997 nor have we had any revenues since that time. We had no revenues in any quarter from June 30, 1996 through September, 1997. We had no operations or operating expenses in the quarter ended September 30, 2006. We incurred operating expenses in the amount of $23,564 for the quarter end September 30, 2007 comprised of transfer agent fees, accounting fees, legal fees and miscellaneous general and administrative fees.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

      During the fiscal period ended June 30, 2007, we received $40,000 through the sale of 31,500,000 restricted shares to Corporate Services International, Inc. an entity owned and controlled by our officer and director, Michael Anthony. Corporate Services International has paid the entire $40,000 to us. As of the date of this report we have a cash balance of $19,858 and accounts payable balance of $57,282. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

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

OFF BALANCE SHEET ARRANGEMENTS

      None.

ITEM 3. CONTROLS AND PROCEDURES

      The chief executive officer and chief financial officer of the Company, after conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007, has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On March 16, 2007 Corporate Services International purchased, for a total of $40,000 as paid in capital to the Registrant, 31,500,000 shares of restricted common stock. The registrant has been using these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the registrant's corporate charter with the state of Colorado; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

      Michael Anthony is the sole officer and director of Corporate Services International and is the registrant's sole officer and director.

      The Company relied upon the exemption under Section 4(2) of the Securities Act of 1933 in making the sale of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

a) Financial Statements and Schedules. The following financial statements and schedules for the Company for the quarters ended September 30, 2006 and September 30, 2007 are filed as part of this report.

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

Date: November 13, 2007                   APOGEE ROBOTICS, INC.


                                        By: /s/ Michael Anthony
                                            ------------------------------------
                                            Name: Michael Anthony
                                            Title: Chief Executive Officer