Form 10QSB
period 2007-12-31
APOGEE ROBOTICS INC
filed 2008-02-13
CIK 724915

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2007

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

           For the transition period from ____________ to ____________

                           Commission File No. O-12792

                              APOGEE ROBOTICS, INC.
                        --------------------------------
                         (Name of small business Issuer)

               DELAWARE                                   84-0916585
    -------------------------------           ---------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


    330 Clematis Street, Suite 217
        West Palm Beach, Florida                             33401
----------------------------------------                   --------
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 993,901 as of February 14, 2008

Transitional Small Business Disclosure Format(check one) Yes [ ] No [X]

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

PART I

ITEM 1. FINANCIAL STATEMENTS

                              Apogee Robotics, Inc.
                                 Balance Sheets
                                   (Unaudited)
                                  December 31,

-------------------------------------------------------------------------------
                                                                     Successor
                                                                      Company
-------------------------------------------------------------------------------
                                                                           2007

                                     ASSETS
Current assets
Cash                                                                     $4,756
Prepaid expenses                                                              0
                                                                              -
                                                                   ------------
  Total current assets                                                    4,756


-------------------------------------------------------------------------------
Total Assets                                                             $4,756
-------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable-trade                                                  $22,110
Payroll taxes                                                            20,000
Notes payable -related parties                                                0
                                                                   ------------
 Total current liabilities                                               42,110

Stockholders' Deficiency:
Common stock-300,000,000 authorized $0.001 par value
993,900 shares issued & outstanding                                         994
Addition paid-in capital                                                 45,082
Accumulated Deficit                                                     (83,430)
                                                                   ------------
Total Stockholders' Deficiency                                          (37,354)

-------------------------------------------------------------------------------
Total Liabilities & Stockholders' Deficiency                             $4,756
-------------------------------------------------------------------------------
See note to unaudited interim financial statements

                                                        Apogee Robotics Inc.
                                                           (As Successor)
                                                      Statement of Operations
                                                            (unaudited)

                                                             -----------------------------------   -------------------------------
                                                                 Three Months Ended Dec. 31,           Six Months Ended Dec. 31,
                                                             -----------------------------------   -------------------------------
                                                                           2007            2006                2007           2006
                                                             -----------------------------------   -------------------------------
Revenue                                                                      $0              $0                  $0            $0

Costs & Expenses:
  Costs of goods sold                                                         0               0                   0             0
  General & administrative                                               17,360           1,200              39,924         1,200
  Interest                                                                    0               0                   0             0
                                                             -----------------------------------   -------------------------------
  Total Costs & Expenses                                                 17,360           1,200              39,924         1,200


------------------------------------------------------------------------------------------------   -------------------------------
Net Loss                                                              ($17,360)        ($1,200)           ($39,924)      ($1,200)
------------------------------------------------------------------------------------------------   -------------------------------

Basic and diluted per share amounts:
Continuing operations                                                   ($0.02)             Nil             ($0.04)           Nil
------------------------------------------------------------------------------------------------   -------------------------------
Basic and diluted net income (loss)                                     ($0.02)         ($0.00)             ($0.04)       ($0.00)
------------------------------------------------------------------------------------------------   -------------------------------

------------------------------------------------------------------------------------------------   -------------------------------
Weighted average shares outstanding (basic & diluted)                   993,900         363,900             993,900       363,900
------------------------------------------------------------------------------------------------   -------------------------------
See note to unaudited interim financial statements




                                       Apogee Robotics, Inc.
                                          (As Successor)
                                      Statement of Cash Flows
                                            (unaudited)

                                                                ---------------------------------
                                                                    Six Months Ended Dec. 31,
                                                                ---------------------------------
                                                                            2007            2006
                                                                ---------------------------------
Cash flows from operating activities:
Net Income (loss)                                                      ($39,924)        ($1,200)
Adjustments required to reconcile net loss
      to cash used in operating activities:
Depreciation
Expenses paid by shareholder                                                  76               0
Fair value of services provided by related parties                         6,000               0
(Increase) decrease in current assets
Increase (decrease) in accounts payable & accrued expenses                 7,110           1,200
-------------------------------------------------------------------------------------------------
 Cash flows used by operating activities:                               (26,738)               0
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
  Cash used in investing activities                                            0               0
-------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
Proceeds from issuance of common stock                                    31,494               0
-------------------------------------------------------------------------------------------------
  Cash generated by financing activities                                  31,494               0
-------------------------------------------------------------------------------------------------

Change in cash                                                             4,756               0
Cash-beginning of period                                                       0               0
-------------------------------------------------------------------------------------------------
Cash-end of period                                                        $4,756              $0
-------------------------------------------------------------------------------------------------
See note to unaudited interim financial statements




                                                     Apogee Robotics, Inc.
                                                         (As Successor)
                                             Statement of Stockholders' Deficiency
                                                          (unaudited)

                                                                          Common
                                                           -------------------------------------
                                                                                    Additional
                                                                 Common Stock        Paid-In      Subscription  Accumulated
                                                             Shares       Amount     Capital       Receivable     Deficit
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                                     363,900       $364       ($364)              $0     ($20,000)
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                               0
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006                                     363,900       $364       ($364)              $0     ($20,000)
---------------------------------------------------------------------------------------------------------------------------
Shares issued for cash                                       630,000       $630      $39,370       ($40,000)
Expenses paid in lieu of cash payments                                                                $8,506
Net Loss                                                                                                          (23,506)
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2007                                     993,900       $994      $39,006       ($31,494)     ($43,506)
---------------------------------------------------------------------------------------------------------------------------
Expenses paid in lieu of cash payments                                                    76
Receipt of subscription                                                                               31,494
Fair value of services provided by related party                                       6,000
Net Loss                                                                                                          (39,924)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007                                 993,900       $994      $45,082              $0     ($83,430)
---------------------------------------------------------------------------------------------------------------------------
See note to unaudited interim financial statements


                                                               6

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended December 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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


5.   STOCKHOLDERS' EQUITY:

     COMMON STOCK:
The Company's Board of Directors and shareholders approved a change of domicile from Colorado to Delaware on December 6, 2007. In connection with the Company's change of domicile from Colorado to Delaware, the Company's authorized capital stock was changed to increase the authorized capital stock to 310,000,000 of which 300,000,000 will be classified as common stock, par value $0.001 per share, and 10,000,000 will be classified as Preferred Stock, par value $0.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions.

     REVERSE STOCK SPLIT:
On January 7, 2008 we declared a reverse split of our common stock. The formula provided that every fifty (50) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective January 8, 2008 for holders of record at December 6, 2007. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred July 1, 2006.

     RECENT SALES:
On March 7, 2007 Corporate Services International agreed to contribute a total of $40,000 as paid in capital in exchange for 630,000 (31,500,000 pre-reverse) shares of restricted common stock. The company is to use these funds to pay the costs and expenses necessary to revive business operations. Such expenses include fees to reinstate the corporate charter with the state of Colorado; payment of all past due franchise taxes; settling all past due accounts with the transfer agent; accounting and legal fees; costs associated with bringing current its filings with the Securities and Exchange Commission, etc. As of December 31, 2007 such expenses aggregating $8,506 have been paid and were applied against the subscription receivable. In September, 2007 the balance of $31,494 was received.

     FAIR VALUE OF SERVICES:
The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month for October through December, which totaled $5,400 for the six-month period ended December 31, 2007. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the six-month period ended December 31, 2007. The total of these expenses was $6,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

     On March 16, 2007 Corporate Services International agreed to contribute a total of $40,000 as paid in capital to the Registrant in exchange for 31,500,000 shares of restricted common stock. The entire $40,000 has been paid in full. The Company agreed to use the contributed funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the registrant's corporate charter with the state of Colorado; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc. As of December 31, 2007, Apogee had a cash balance of $4,756 in its bank account and accounts payables of $42,110.

     On November 30, 2007, Apogee Robotics, Inc. was incorporated in Delaware for the purpose of merging with Apogee Robotics, Inc. a Colorado Corporation so as to effect a redomicile to Delaware. The Delaware Corporation was authorized to issue 300,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value preferred stock. On December 17, 2007, both Apogee Robotics the Colorado corporation and Apogee Robotics the Delaware corporation signed and filed Articles of Merger, with the respective states, pursuant to which the Colorado Corporation's shareholders received one share of new (Delaware) common stock for every one share of old (Colorado) common stock they owned. All outstanding shares of the Colorado Corporation's common stock were effectively purchased by the new Delaware Corporation, effectively merging the Colorado Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

     Effective January 8, 2008, Apogee Robotics completed a 50 for 1 a reverse split of its common stock. On November 28, 2007 Apogee's common stock began quoting on the NASDAQ over the counter bulletin board under the symbol APGE which symbol was changed to APRB concurrent with the reverse split on January 8, 2008. Apogee was previously quoted on the pink sheets.

     As of February 14, 2008, Apogee Robotics is not in negotiations with, nor does it have any agreements with any potential merger candidate.

Current Business Plan

     Apogee Robotics is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, Apogee Robotic's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     Apogee Robotics's common stock is subject to quotation on the over the counter bulletin board. There is not currently an active trading market in the Company's shares nor do we believe that any active trading market has existed for several years. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

     Apogee Robotics has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On December 31, 2007 Apogee Robotics had a cash balance of $4,756. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. The officer and director of Apogee Robotics has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Acquisition of Opportunities

     Management owns 630,020 shares or 63.39% of the total issued and outstanding shares of Apogee Robotics. As a result, management will have substantial flexibility in identifying and selecting a prospective new business opportunity. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

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

Conflicts of Interest

     Our management is not required to commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of Apogee Robotics, though management is not currently serving in such a position. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to such corporation. In the event that our management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what he believes will be in the best interests of the shareholders of Apogee Robotics and other respective public companies. Apogee Robotics shall not enter into a transaction with a target business that is affiliated with management.

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

OVERVIEW

     Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At December 31, 2007 we had cash assets of $4,756 and current liabilities of $42,110.

     We had no revenues in either the year end June 30, 1996 or June 30, 1997 nor have we had any revenues since that time. We had no revenues in any quarter from June 30, 1996 through December, 1997. We had no operations or operating expenses in the quarter ended September 30, 2006. We incurred operating expenses in the amount of $17,360 for the quarter end December 31, 2007 comprised of transfer agent fees, accounting fees, legal fees and miscellaneous general and administrative fees.

     The beneficial principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month for October through December, which totaled $5,400 for the six-month period ended December 31, 2007. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the six-month period ended December 31, 2007. The total of these expenses was $6,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal period ended June 30, 2007, we received $40,000 through the sale of 31,500,000 (630,000 shares post split) restricted shares to Corporate Services International, Inc. an entity owned and controlled by our officer and director, Michael Anthony. Corporate Services International has paid the entire $40,000 to us. As of December 31, 2007 we had a cash balance of $4,756 and accounts payable balance of $42,110. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

     Moreover, Mr. Anthony provided, without cost to the Company, his services, valued at $1,800 per month for October through December, which totaled $5,400 for the six-month period ended December 31, 2007. Mr. Anthony also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the six-month period ended December 31, 2007. The total of these expenses was $6,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

OFF BALANCE SHEET ARRANGEMENTS

     None.

ITEM 3. CONTROLS AND PROCEDURES

     The chief executive officer and chief financial officer of the Company, after conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007, has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On March 16, 2007 Corporate Services International purchased, for a total of $40,000 as paid in capital to the Registrant, 31,500,000 (630,000 shares post split) shares of restricted common stock. The registrant has been using these funds to pay the costs and expenses necessary to revive the registrant's business operations. Such expenses include, without limitation, fees to reinstate the registrant's corporate charter with the state of Colorado; payment of all past due franchise taxes; settling all past due accounts with the registrant's transfer agent; accounting and legal fees; costs associated with bringing the registrant current with its filings with the Securities and Exchange Commission, etc.

     Michael Anthony is the sole officer and director of Corporate Services International and is the registrant's sole officer and director.

     The Company relied upon the exemption under Section 4(2) of the Securities Act of 1933 in making the sale of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Effective January 8, 2008, Apogee Robotics completed a 50 for 1 a reverse split of its common stock. On November 28, 2007 Apogee's common stock began quoting on the NASDAQ over the counter bulletin board under the symbol APGE which symbol was changed to APRB concurrent with the reverse split on January 8, 2008. Apogee was previously quoted on the pink sheets.

     As of February 14, 2008, Apogee Robotics is not in negotiations with, nor does it have any agreements with any potential merger candidate.

ITEM 6. EXHIBITS

a) Financial Statements and Schedules. The following financial statements and schedules for the Company for the quarters ended December 31, 2006 and December 31, 2007 are filed as part of this report.

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

Date: February 14, 2008                 APOGEE ROBOTICS, INC.


                                        By: /s/ Michael Anthony
                                            ------------------------------------
                                            Name: Michael Anthony
                                            Title: Chief Executive Officer