Form 10QSB
period 2008-03-31
APOGEE ROBOTICS INC
filed 2008-05-20
CIK 724915

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-12792

APOGEE ROBOTICS, INC.
(Name of Small Business Issuer in its Charter)

Delaware	84-0916585
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

222 Babcock Street, Suite 3B, Brookline, MA 02446
(Address of Principal Executive Offices)

Issuer's Telephone Number: (617) 905-3273

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒         No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 19, 2008
Common Voting Stock: 993,900

Transitional Small Business Disclosure Format (check one):
Yes  ☐         No ☒

Apogee Robotics, Inc.
Balance Sheets

	March 31,	June 30
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable	-	15,000
Accrued expense	-	20,000

Total Current Liabilities	-	35,000

Stockholders' Equity
Common stock - 300,000,000 shares authorized,
$0.001 par value, 993,900 shares issued & outstanding	994	-
Additional paid-in-capital	91,082	40,000
Subscription receivable	-	(31,494)
Accumulated deficit	(92,076)	(43,506)
Total Stockholders' Equity	-	(35,000)

Total Liabilities & Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Apogee Robotics Inc.
(As Successor)
Statement of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue	$0	$0	$0	$0

Costs & Expenses:
Costs of goods sold	0	0	0	0
General & administrative	8,646	1,200	48,570	2,135
Other	0	0	0	0
Interest	0	0	0	0
Total Costs & Expenses	8,646	1,200	48,570	2,135

Net Loss	$(8,646)	$(1,200)	$(48,570)	$(2,135)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	$(0.05)	Nil
Basic and diluted net income (loss)	$0.00	$(0.00)	$(0.05)	$(0.01)

Weighted average shares outstanding (basic & diluted)	993,900	531,900	993,900	419,083

The accompanying notes are an integral part of these condensed financial statements.

Apogee Robotics, Inc.
(As Successor)
Statement of Cash Flows
(unaudited)
	Nine Months Ended March. 31,
	2008	2007
Cash flows from operating activities:
Net Income (loss)	$(48,570)	$(1,200)
Adjustments required to reconcile net loss
to cash used in operating activities:
Depreciation
Expenses paid by shareholder	76	0
Fair value of services provided by related parties	17,000	0
Increase (decrease) in accounts payable & accrued expenses	0	1,200
Cash flows used by operating activities:	(31,494)	0

Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from issuance of common stock	31,494	0
Cash generated by financing activities	31,494	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

The accompanying notes are an integral part of these condensed financial statements.

APOGEE ROBOTICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

For at least the past approximate ten years, the registrant has not engaged in any business operations.  In addition, on or about April 1, 1998 the Colorado Secretary of State revoked the registrant's corporate charter. Accordingly, the registrant had abandoned its business.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results May differ from these estimates under different assumptions or conditions. In the opinion of  Management, the information furnished in this Form 10-QSB reflects all adjustments  necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

"FRESH START" ACCOUNTING: On June 17, 1997 all assets were transferred to the Chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted   fresh-start" accounting as of June 18, 1997 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

APOGEE ROBOTICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

1.	BASIS OF PRESENTATION (Continued)

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

APOGEE ROBOTICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

2.	COURT PROCEEDINGS (Continued)

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing Model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the nine months ended March 31, 2008 and 2007. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

APOGEE ROBOTICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

4.	NEW ACCOUNTING STANDARDS (Continued)

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year beginning July 1, 2007. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial condition.

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

APOGEE ROBOTICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

5.	STOCKHOLDERS' EQUITY

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

APOGEE ROBOTICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

5.	STOCKHOLDERS' EQUITY (Continued)

FAIR VALUE OF SERVICES:

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month for October through March, 2008 which totaled $10,800 for the nine month period ended March 31, 2008. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the nine month period ended March 31, 2008. The total of these expenses was $12,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

6.	CHANGE IN CONTROL

On March 31, 2008 Zhenyu Shang purchased 630,000 shares of the Company’s common stock, representing 63.4% of the outstanding shares, from Corporate Services International Inc., which is owned by Michael Anthony, who was the sole officer and sole director of Apogee Robotics.  On the same date, pursuant to the Stock Purchase Agreement, Mr. Anthony elected Zhenyu Shang to serve as a member of the Board of Directors, and then Mr. Anthony resigned from his positions as sole member of the Board and as sole officer of Apogee Robotics.  Mr. Shang then elected himself to serve as Chief Executive Officer and Chief Financial Officer of Apogee Robotics.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the three months ended March 31, 2008 we realized no revenue and incurred $6,000 in operating expenses.  During the nine months then ended, we realized no revenue and incurred $45,924 in expenses.  Our operating expenses consist of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses, which are primarily related to the existence of a trading market for our shares, such as transfer agent fees.

During the three months ended March 31, 2007 we incurred only $935 in operating expenses, due to the fact that the company was completely dormant, was not a reporting company, and had no trading market.  For the same reason, our expenses for the nine months ended March 21, 2007 were only $2,135.

On March 31, 2008 control of the company was transferred from Michael Anthony to Zhenyu Shang.   However, we do not expect the level of our operating expenses to change in the future unless we undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

Prior to March 31, 2008 we had accounts payable, most of which were owed to Michael Anthony or a corporation under his control.  On March 31, 2008, in connection with Mr. Anthony’s sale of control, all of the company’s cash was used to satisfy accounts payable, and Michael Anthony waived any remaining amounts owed to him or to his affiliates.  For that reason, we currently have no assets and no liabilities.

Since the company was revived by Michael Anthony in 2007, its cash needs have been met by loans and contributions from management.  We expect that Mr. Shang will continue to fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Zhenyu Shang, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Shang concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14(a) Certification – CEO

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

APOGEE ROBOTICS, INC.

Date: May 19, 2008	By:	/s/ Zhenyu Shang
Zhenyu Shang, Chief Executive Officer
and Chief Financial Officer

  *       *       *       *       *