Form 10KSB
period 2008-06-30
APOGEE ROBOTICS INC
filed 2008-10-14
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-KSB
  ☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2008.

   ☐    OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-12792

APOGEE ROBOTICS, INC.
 (Name of Small Business Issuer in its Charter)

Delaware	84-0916585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

222 Babcock Street, Suite 3B, Brookline, MA 02446
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 617-905-3273

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.         Yes____      No   X

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes     X                                 No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     X          No  ___

State the issuer’s revenues for its most recent fiscal year: $ 0.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of October 7, 2008 was $ 90,941.85

As of October 7, 2008 the number of shares outstanding of the Registrant’s common stock was 993,900 shares, $.001 par value.

Transitional Small Business Disclosure Format:	Yes____	No X

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding Apogee Robotics, its business and financial prospects.  These statements represent Management’s best estimate of what will happen.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report.  Among the more significant risks are:

•
We have no active business operations and have no significant assets. Unless the Company obtains additional capital or acquires an operating company, the Company will not be able to undertake significant business activities.

•
The Company’s business plan contemplates that it will acquire an operating company in exchange for the majority of its common stock.  If that occurs, management will determine the nature of the company that is acquired, which is likely to be a company with which management has a pre-existing relationship.  Investors in the Company will have to rely on the business acumen of management in determining that the acquisition is in the best interest of the Company.  If management lacks sufficient skill to operate successfully, the Company’s shares may lose value.

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

PART 1

Item 1.        Business
    For at least the past approximate ten years, the Company has not engaged in any business operations. We are currently a shell company.

    For the past several years we have explored a number of business opportunities.  Most of these opportunities involved the use of the Company as a shell in a reverse merger transaction, in which an operating company would be merged into Apogee Robotics in exchange for a majority of our capital stock.

    We continue to explore business opportunities, particularly businesses with which our Chairman, Zhenyu Shang, has experience.  The business that we ultimately pursue will be determined by Mr. Shang, who is the sole member of our board of directors.  His decision will be based on the prospects for the business, the availability of capital to fund the business, and the potential benefits of the business to the shareholders of Apogee Robotics.

Employees

We currently have no employees. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 2.        Properties

We have no property, because we have no assets or employees.  We maintain a mailing address at the offices of a business associate.  We do not compensate the business associate for this concession.

Item 3.        Legal Proceedings

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

           The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “APRB”.  Prior to November 27, 2008, the Company's common stock was traded on the "Pink Sheets" under the symbol "APGE.PK". Set forth below are the high and low bid prices for each of the quarters in the past two fiscal years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.
	Bid
Quarter Ending	High	Low

September 30, 2006	$5.00	$1.25
December 31, 2006	$5.00	$1.25
March 30, 2007	$1.75	$1.25
June 30, 2007	$5.00	$1.75

September 30, 2007	$2.00	$0.03
December 31, 2007	$2.20	$0.50
March 31, 2008	$1.00	$0.02
June 30, 2008	$1.60	$0.60

(b) Shareholders

Our shareholders list contains the names of 1,233 registered stockholders of record of the Company’s Common Stock.

(c)  Dividends

The Company has not, within the past decade, paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

(d)  Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2008

 (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2008.

Item 6         Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations.  During the 2008 fiscal year, which ended on June 30, 2008, we realized no revenue and incurred $51,706 in operating expenses.  Prior to March 31, 2008, when majority ownership of our company was transferred to Zhenyu Shang, we had accounts payable, most of which were owed to Mr. Michael Anthony or a corporation under his control.   Mr. Anthony waived any unpaid liabilities to him at the end of March 2008.

            After March 31, 2008, Mr. Shang has financed our operations.  We expect that Mr. Shang will continue to fund our operations until we have completed an acquisition of an operating company, and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

             Our major expenses consisted of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.  We do not expect the level of our operating expenses to change in the future until we again undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At June 30, 2008 we had a working capital deficit of $3,136, due to the fact that we had no assets and owed $3,136.  Prior to March 31, 2008, our payables were due to Mr. Michael Anthony, who was then majority owner of our Company.  On March 31, 2008, in connection with Mr. Anthony’s sale of control, all of the company’s cash was used to satisfy accounts payable, and Michael Anthony waived any remaining amounts owed to him or to his affiliates. Since March 31, 2008, when Mr. Shang obtained the control of our company, our payables have been due to Mr. Shang, as he has paid our expenses as we incur them

Our operations consumed no cash during fiscal 2008, as our management paid our ongoing expenses, increasing our amounts due to related parties.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

To date we have supplied our cash needs by obtaining loans from management and shareholders.  We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.

Application of Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 to our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Among our critical policies is the determination, described in Note 2 to our financial statements that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforward.  The primary reason for the determination was the lack of certainty as to whether the Company will carry on profitable operations in the future.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause any effects on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.,

Impact of Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending September 30, 2009.  The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” and is effective for fiscal years beginning after December 5, 2008.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations.”  SFAS 141 (Revised) is effective for fiscal years beginning after December 13, 2008.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

           In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We do not expect the adoption of SFAS No. 161 will have a material impact on our financial statements.

Item 7.        Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Apogee Robotics in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Apogee Robotics is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Apogee Robotics’ system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Apogee Robotics’ fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Apogee Robotics’ internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.             Inadequate staffing and supervision within the bookkeeping operations of our company.  There is only one employee who is responsible for bookkeeping functions.  This prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b.             Outsourcing the accounting operations of our company.  Because there are few employees in our administration, we outsource most of the accounting functions of our Company to an independent accountant.  This accountant is self-directed, and is not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accountant.

c.             Lack of independent control over related party transactions.  Zhenyu Shang is the sole director and sole officer of Apogee Robotics, Inc.  From time to time Mr. Shang will made loans to finance the operations of the Company.  The absence of other directors or officers to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B      Other Information

None.

PART III

Item 9.        Directors and Executive Officers of the Registrant

The officers and directors of the Company are:
			Director
Name	Age	Position with the Company	Since
Zhenyu Shang	36	Director, Chief Executive Officer,	2008
		Chief Financial Officer

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Zhenyu Shang is currently employed as Chief Executive Officer of Heilongjiang Senyu Animal Husbandry Co., Ltd., a corporation organized in The People’s Republic of China.  He has held that position since 2004. From 2000 to 2004, Mr. Shang was employed as Chief Executive Officer of Heilongjiang Senyu Real Estate Development Co., Ltd.  In 1996 Mr. Shang was awarded a Bachelor of Science Degree with a concentration in Law by the Heilongjiang Political Science and Law Institute.

Audit Committee

The Board of Directors has not appointed an Audit Committee.  The functions that would be performed by an Audit Committee are performed by the Board of Directors.  The Board of Directors does not have an “audit committee financial expert,” because there is only one Board member.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers.  The Board of Directors has determined that the Company’s financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2008.

Item 10.      Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Apogee Robotics, Inc. to Michael Anthony, who served as its Chief Executive Officers until March 31, 2008; and to Zhenyu Shang after that time. On March 31, 2008, Mr. Anthony was replaced in that position by Zhenyu Shang, who acquired majority ownership of the Company on that day.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhenyu Shang	2008	--	--	--	--	--
Michael Anthony	2007	--	--	--	--	--
Michael Anthony	2006	--	--	--	--	--

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended June 30, 2008 and those options held by him on June 30, 2008.

Option Grants in the Last Fiscal Year
Percent
		of total			Potential realizable
	Number of	options			value at assumed
	securities	granted to			annual rates of
	underlying	employees	Exercise		appreciation of
	option	in fiscal	Price	Expiration	for option term
Name	granted	year	($/share)	Date	5%	10%
Zhenyu Shang	0	N.A	N.A.	N.A.	0	0

Aggregated Fiscal Year-End Option Values

	Number of securities underlying	Value of unexercised in-the-money
	unexercised options at fiscal	options at fiscal year-end ($)
Name	year-end (#) (All exercisable)	(All exercisable)
Zhenyu Shang	0	0

Compensation of Directors

The members of our Board of Directors receive no compensation for their services on the Board.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Zhenyu Shang;

•	each of our directors; and

•	all directors and executive officers as a group.

There are 993,900 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

	Amount and
	Nature of
Name and Address	Beneficial	Percentage
of Beneficial Owner(1)	Ownership	of Class
Zhenyu Shang	630,000	63.4%

All officers and directors
as a group (1 person)	630,000	63.4%
____________________________
(1)	The address of each shareholder, unless otherwise noted, is c/o Apogee Robotics, Inc., 222 Babcock Street, Suite 3B, Brookline, MA 02446.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	0	--	0
Total	0	--	0

Item 12.      Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

            Mr. Michael Anthony, the principal stockholder until March 31, 2008, provided, without cost to the Company, his services, valued at $1,800 per month for October through March, 2008 which totaled $10,800 for the nine month period ended March 31, 2008.  Mr. Anthony also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the nine month period ended March 31, 2008. The total of these expenses was $12,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. Michael Anthony waived any remaining amounts owed to him or to his affiliates on March 31, 2008.

After March 31, 2008, Mr. Zhenyu Shang funded our company’s operation costs. By the month ended June 30, 2008, $ 3,136 was due to Mr. Shang as a result of such funding.

Director Independence

None of the members of the Board of Directors is independent, as “independence” is defined in the Rules of the NASDAQ Stock Market.

Item 13.      Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets – June 30, 2008 and 2007

Statements of Operations - Years ended June 30, 2008 and 2007.

Statements of Stockholders’ Deficit - Years ended June 30, 2008 and 2007.

Statements of Cash Flows - Years ended June 30, 2008 and 2007.

Notes to Financial Statements

(b) Exhibit List

3-a	Articles of Incorporation

3-b	By-laws

21	Subsidiaries – None

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

Item 14.      Principal Accountant Fees and Services

Audit Fees

Michael F. Cronin, CPA billed $4,000 in connection with the audit and reviews of the Company’s financial statements for the year ended June 30, 2008.  Michael F. Cronin, CPA billed $4,000 in connection with the audit and reviews of the Company’s financial statements for the year ended June 30, 2007.  Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Michael F. Cronin, CPA did not bill the Company for any Audit-Related fees in fiscal 2008 or in fiscal 2007.

Tax Fees

Michael F. Cronin, CPA did not bill the Company in fiscal 2008 or fiscal 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Michael F. Cronin, CPA did not bill the Company for any other fees in fiscal 2008 or fiscal 2007.

 It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Michael F. Cronin
Certified Public Accountant
Orlando, Florida

Board of Directors and Shareholders
Apogee Robotics, Inc.
Brookline, Massachusetts

I have audited the accompanying balance sheets of Apogee Robotics, Inc. as of June 30, 2008 and 2007 and the related statements of operations; stockholders' deficiency; and cash flows for the years then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apogee Robotics, Inc.  as of June 30, 2008 and 2007 and the results of its operations, its cash flows and changes in stockholders’ deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

October 14, 2008

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orlando, Florida

Apogee Robotics, Inc.
Balance Sheets

	June 30,	June 30
	2008	2007

Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable	-	15,000
Accrued expense	-	20,000
Due to affiliates	3,136	-
Total Current Liabilities	3,136	35,000

Stockholders' Deficit
Common stock - 300,000,000 shares authorized,
$0.001 par value, 993,900 shares issued & outstanding at
June 30, 2008, 50,000,000 authorized, no par value, 363,900 shares issued and outstanding at June 30, 2007	994	-
Additional paid-in-capital	91,082	40,000
Subscription receivable	-	(31,494)
Accumulated deficit	(95,212)	(43,506)
Total Stockholders' Deficit	(3,136)	(35,000)

Total Liabilities & Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these Financial Statements

Apogee Robotics, Inc.
Statements of Operations
For the years ended June 30, 2008 and 2007

	2008	2007

Revenue	$-	$-

Costs & Expenses
General & Administrative	51,706	23,506
Total Costs & Expenses	51,706	23,506

Loss from operations	(51,706)	(23,506)

Income tax expense	-	-

Net Loss	$(51,706)	$(23,506)

Basic & diluted per share amounts:
Basic & diluted	$(0.05)	$(0.04)

Net Loss Per Share - Basic & diluted	$(0.05)	$(0.04)

Weighted average number of shares
outstanding during the period –
basic and diluted	993,901	562,394

The accompanying notes are an integral part of these Financial Statements

Apogee Robotics, Inc.
Statement of Stockholders' Deficiency

				Additional		Total
	Common		Subscription	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance at June 30, 2006	363,900	$-	$-	$-	$(20,000)	$(20,000)

Shares issued for cash	630,000	-	(40,000)	40,000	-	-
Expenses paid in lieu of cash payments			8,506			8,506
Net Loss					(23,506)	(23,506)

Balance at June 30, 2007	993,900	-	(31,494)	40,000	(43,506)	(35,000)

Recapitalization		994		(994)		-
Capital Contribution				52,076		52,076
Receipt of subscription			31,494			31,494
Net Loss					(51,706)	(51,706)

Balance at June 30, 2008	993,900	$994	$-	$91,082	$(95,212)	$(3,136)

The accompanying notes are an integral part of these consolidated financial statements.

Apogee Robotics, Inc.
Statement of Cash Flows
For the years ended June 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(51,706)	$(23,506)
Adjustments required to reconcile net loss:
Fair value of service rendered by related parties	17,000
Expenses paid by shareholder	38,212	8,506
Increase (decrease) in accounts payable & accrued expense	(35,000)	15,000
Cash used by operating activities	(31,494)	-

Cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	31,494	-
Cash provided by financing activities	31,494	-

Change in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE ROBOTICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

1.    BASIS OF PRESENTATION

THE COMPANY:  Apogee Robotics, Inc. ("Apogee" or the "Company") was founded as a Colorado corporation on June 29, 1983 and was reinstated by Colorado on March 15, 2007.  Prior to filing for Chapter 11 bankruptcy on December 9, 1994, Apogee developed advanced material handling systems utilizing automatic guided vehicle systems ("AGVS"), for use in manufacturing plants, warehouses, offices and other facilities. Apogee's AGVS were computer or microprocessor controlled, driverless vehicles equipped with various material handling devices to automatically transport materials for pick-up to various destinations under the supervision of computer systems.

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

LARIMER COUNTY COURT, COLORADO PROCEEDINGS: Pursuant to its Order dated February 6, 2007 (the "Order"), the District Court, Larimer County, Colorado appointed Corporate Services International, Inc. custodian of the registrant for the purpose of appointing new officers and directors and with full authority to conduct the affairs of the Registrant as stated in C.R.S.A. ss.7-114-303(3)(II)(b) which allows the Custodian to exercise all powers of the Board of Directors and Officers. Corporate Services International, Inc. is a personal services corporation for which Michael Anthony is the sole shareholder, officer and director.

FRESH-START ACCOUNTING: We adopted "fresh-start" accounting as of June 18, 1997 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations to discontinued operations.

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

STOCK BASED COMPENSATION: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123R, “Accounting For Stock-Based Compensation,” and EITF Issue No. 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services.”

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

INCOME TAXES: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax assets.

3.    NEW ACCOUNTING STANDARDS

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We do not expect the adoption of SFAS No. 161 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.
In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company is evaluating the impact that this statement will have on its consolidated financial   statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that   are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by   measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial   statements.

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

The Company is not a party to any leases and does not have any commitments

5.    STOCKHOLDERS' EQUITY:

     COMMON STOCK:

The Company's Board of Directors and shareholders approved a change of domicile from Colorado to Delaware on December 6, 2007. In connection with the Company's change of domicile from Colorado to Delaware, the Company's authorized capital stock was changed to increase the authorized capital stock to 310,000,000 of which 300,000,000 are classified as common stock, par value $0.001 per share, and 10,000,000 are classified as Preferred Stock, par value $0.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions.

     REVERSE STOCK SPLIT:

On January 7, 2008 we declared a reverse split of our common stock. The formula provided that every fifty (50) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective January 8, 2008 for holders of record at December 6, 2007. Except as otherwise noted, all share, option and warrant numbers in this Report have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred July 1, 2006.

     RECENT SALES:

On March 7, 2007 Corporate Services International agreed to contribute a total of $40,000 as paid in capital in exchange for 630,000 (31,500,000 pre-reverse) shares of restricted common stock. The Company agreed to use these funds to pay the costs and expenses necessary to revive business operations. Such expenses include fees to reinstate the corporate charter with the state of Colorado; payment of all past due franchise taxes; settling all past due accounts with the transfer agent; accounting and legal fees; costs associated with bringing current its filings with the Securities and Exchange Commission, etc. As of December 31, 2007 such expenses aggregating $8,506 have been paid and were applied against the subscription receivable. In September, 2007 the balance of $31,494 was paid in cash.

     FAIR VALUE OF SERVICES:

Michael Anthony, a stockholder, provided, without cost to the Company, his services, valued at $1,800 per month for October through March, 2008, which totaled $10,800 for the nine month period ended March 31, 2008. Mr. Anthony also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the nine month period ended March 31, 2008. The total of these expenses was $12,000 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apogee Robotics, Inc.

By:	/s/ Zhenyu Shang
Zhenyu Shang, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on October 14, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhenyu Shang____
Zhenyu Shang, Director
Chief Executive Officer, Chief
Financial and Accounting Officer