Form 10-Q
period 2008-09-30
APOGEE ROBOTICS INC
filed 2008-11-19
CIK 724915

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2008

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-12792

APOGEE ROBOTICS, INC.
(Name of Small Business Issuer in its Charter)

Delaware		84-0916585
(State or Other Jurisdiction of incorporation or organization)		(I.R.S. Employer I.D. No.)

1077 Ala Napunani Street, Honolulu, HI 96818
(Address of Principal Executive Offices)

Issuer’s Telephone Number: (808) 429-5954

222 Babcock Street, Suite 3B, Brookline, MA 02446

                    (Former Address, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One) Large accelerated filer     Accelerated filer __   Non-accelerated filer     Small reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 17, 2008

Common Voting Stock: 993,900

Apogee Robotics, Inc.
(As Successor)
Balance Sheets

	September 30,	June 30
	2008	2008
	(Unaudited)
Assets
Current Assets
Cash	$ -	$ -

Total Current Assets	-	-

Total Assets	$ -	$ -

Liabilities & Stockholders' Deficiency
Current Liabilities
Due to affiliates	$ 10,754	$ 3,136

Total Current Liabilities	10,754	3,136

Stockholders' Deficiency:
Common stock - 300,000,000 shares authorized,
$0.001 par value, 993,900 shares issued
and outstanding	994	994
Additional paid-in-capital	91,082	91,082
Accumulated deficit	(102,830)	(95,212)
Total Stockholders' Deficiency	(10,754)	(3,136)

Total Liabilities & Stockholders' Deficiency	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Apogee Robotics, Inc.
(As Successor)
Statements of Operations (Unaudited)

	For the quarter ended September 30,
	2008	2007

Revenue	$ -	$ -

Costs & Expenses
General & Administrative	7,618	23,564

Total Costs & Expenses	7,618	23,564

Loss from operations	(7,618)	(23,564)

Income tax expense	-	-

Net Loss	$ (7,618)	$ (23,564)

Basic & diluted per share amounts:
Continuing operations
Basic & diluted	$ (0.01)	$ (0.02)

Net Loss Per Share - Basic & diluted	$ (0.01)	$ (0.02)

Weighted average number of shares
outstanding during the period –
basic and diluted	993,900	993,901

The accompanying notes are an integral part of these condensed financial statements.

Apogee Robotics, Inc.
(As Successor)
Statements of Cash Flows (Unaudited)

	For the quarter ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (7,618)	$ (23,564)
Adjustments required to reconcile net loss:
Expenses paid by shareholder	7,618	76
Increase (decrease) in accounts payable & accrued expense	-	22,282

Cash used by operating activities	-	(1,206)

Cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	31,494
Cash provided by financing activities	-	31,494

Change in cash	-	30,288

Cash - beginning of period	-	-

Cash - end of period	$ -	$ 30,288

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2008 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

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

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

beginning January 1, 2009. We do not expect the adoption of SFAS No. 161 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its financial statements.

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company is evaluating the impact that this statement will have on its financial  statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

items at fair value that   are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by   measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its financial   statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

3. COMMITMENTS:

The Company, prior to its bankruptcy, was a party to numerous claims and threatened litigation. As a result of the bankruptcy and the subsequent transfer by the Bankruptcy Trustee of the Company's corporate shell entity free of all liens, claims and encumbrances pursuant to Section 363(f) of the US Bankruptcy Code, the Company is no longer party to any litigation.

The Company is not a party to any leases and does not have any commitments.

4.   STOCKHOLDERS' EQUITY:

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

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

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

5.   CHANGES IN CONTROL

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

On November 12, 2008 Ligang Shang purchased 630,000 shares of the Company’s common stock, representing 63.4% of the outstanding shares, from Zhenyu Shang.  On the same date, Zhenyu Shang elected Ligang Shang to serve as a member of the Board of Directors and as the Chief Executive Officer and Chief Financial Officer of Apogee Robotics, and then Zhenyu Shang resigned from his positions as sole member of the Board and as sole officer of Apogee Robotics.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the three months ended September 30, 2008, which was the first quarter of our 2009 fiscal year, we realized no revenue and incurred $7,618 in operating expenses.  In the first quarter of our 2008 fiscal year, our expenses were considerably higher, $23,564, due to the fact that our management at that time was involved with the procedures needed to re-start the Company after its bankruptcy proceeding.

            Since acquiring control of Apogee Robotics on March 31, 2008, Zhenyu Shang has financed our operations.  On November 12, 2008 Zhenyu Shang transferred control of Apogee Robotics to his uncle, Ligang Shang.  We expect that Ligang Shang will continue to fund our operations until we have completed an acquisition of an operating company, and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

             Our major expenses consisted of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.  We do not expect the level of our operating expenses to change in the future until we again undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At September 30, 2008 we had a working capital deficit of $10,754, due to the fact that we had no assets and owed $10,754.  On March 31, 2008, when Zhenyu Shang obtained control of Apogee Robotics, we had no liabilities, as the prior management had liquidated all of them.  Since then, Zhenyu Shang has paid all of the expenses incurred by Apogee Robotics.  Accordingly, our only liability at this time is a debt to Zhenyu Shang.

Our operations consumed no cash during the three months ended September 30, 2008, as our management paid our ongoing expenses, increasing our amounts due to related parties.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Ligang Shang, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Shang concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2008 for the purposes described in this paragraph.

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

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

APOGEE ROBOTICS, INC.

Date: November 18, 2008

By: /s/ Ligang Shang

Ligang Shang, Chief Executive Officer

      and Chief Financial Officer

13