Form 10-Q
period 2008-12-31
APOGEE ROBOTICS INC
filed 2009-02-17
CIK 724915

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2008

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

February 17, 2009

Common Voting Stock: 993,901

Apogee Robotics, Inc.
(As Successor)
Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)
Assets
Current Assets
Cash	$ -	$ -
Total Current Assets	-	-

Total Assets	$ -	$ -

Liabilities & Stockholders' Deficiency
Current Liabilities
Due to affiliates	22,956	3,136
Total Current Liabilities	22,956	3,136

Stockholders' Deficiency:
Common stock - 300,000,000 shares authorized,
$0.001 par value, 993,900 shares issued
and outstanding	994	994
Additional paid-in-capital	91,082	91,082
Accumulated deficit	(115,032)	(95,212)
Total Stockholders' Deficiency	(22,956)	(3,136)

Total Liabilities & Stockholders' Deficiency	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Apogee Robotics, Inc.
(As Successor)
Statements of Operations
(Unaudited)

	For the quarter ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007

Revenue	$ -	$ -	$ -	$ -

Costs & Expenses
General & Administrative	12,201	17,360	19,820	39,924

Total Costs & Expenses	12,201	17,360	19,820	39,924

Loss from operations	(12,201)	(17,360)	(19,820)	(39,924)

Income tax expense	-	-	-	-

Net Loss	$ (12,201)	$ (17,360)	$ (19,820)	$ (39,924)

Basic & diluted per share amounts:
Continuing operations
Basic & diluted	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.04)

Net Loss Per Share - Basic & diluted	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.04)

Weighted average number of shares outstanding
during the period –
basic and diluted	993,901	993,901	993,901	993,901

The accompanying notes are an integral part of these condensed financial statements.

Apogee Robotics, Inc.
(As Successor)
Statement of Cash Flows (Unaudited)

	For the six months ended December 31
	2008	2007
Cash flows from operating activities:
Net loss	$ (19,820)	$ (39,924)
Adjustments required to reconcile net loss:
Fair value of service rendered by related parties	-	6,000
Expenses paid by shareholder	19,820	76
Increase in accounts payable & accrued expense	-	7,110
Cash used by operating activities	-	(26,738)

Cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	31,494
Cash provided by financing activities	-	31,494

Change in cash	-	4,756

Cash - beginning of period	-	-

Cash - end of period	$ -	$ 4,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six month periods ended December 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

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

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

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

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

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

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

(UNAUDITED)

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the three months ended December 31, 2008, we realized no revenue and incurred $12,201 in operating expenses.  During the six months ended December 31, 2008, we realized no revenue and incurred $19,820 in operating expenses.  In the first six months of our 2008 fiscal year, our expenses were considerably higher, $39,924, due to the fact that our management at that time was involved with the procedures needed to re-start the Company after its bankruptcy proceeding.

            Control of Apogee Robotics was transferred to Zhenyu Shang on March 31, 2008, and he in turn transferred control to Ligang Shang on November 12, 2008.  During their tenure, the Messrs. Shang have financed our operations.  We expect that Ligang Shang will continue to fund our operations until we have completed an acquisition of an operating company, and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

             Our major expenses consisted of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.  We do not expect the level of our operating expenses to change in the future until we again undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At December 31, 2008 we had a working capital deficit of $22,956, due to the fact that we had no assets and owed $22,956.  On March 31, 2008, when Zhenyu Shang obtained control of Apogee Robotics, we had no liabilities, as the prior management had liquidated all of them.  Since then, Zhenyu Shang and Ligang Shang have paid all of the expenses incurred by Apogee Robotics.  Accordingly, our only liabilities at this time are debts to Zhenyu Shang and Ligang Shang.

Our operations consumed no cash during the six months ended December 31, 2008, as our management paid our ongoing expenses, increasing our amounts due to related parties.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Ligang Shang, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Shang concluded that the Company’s system of disclosure controls and procedures was effective as of December 31, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

31

Rule 13a-14(a) Certification

32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

APOGEE ROBOTICS, INC.

Date: February 17, 2009

By: /s/ Ligang Shang

Ligang Shang, Chief Executive Officer

and Chief Financial Officer