Form 10-Q
period 2009-03-31
APOGEE ROBOTICS INC
filed 2009-05-12
CIK 724915

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2009

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-12792

APOGEE ROBOTICS, INC.
(Name of Registrant in its Charter)

Delaware		84-0916585
(State or Other Jurisdiction of incorporation or organization)		(I.R.S. Employer I.D. No.)

1077 Ala Napunani Street, Honolulu, HI 96818
(Address of Principal Executive Offices)

Issuer’s Telephone Number: (808) 429-5954

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]                No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]    No [   ]

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

May 11, 2009

Common Voting Stock: 993,901

Apogee Robotics, Inc.
(As Successor)
Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash	$ -	$ -
Total Current Assets	-	-

Total Assets	$ -	$ -

Liabilities & Stockholders' Deficiency
Current Liabilities
Due to affiliates	28,706	3,136
Total Current Liabilities	28,706	3,136

Stockholders' Deficiency:
Common stock - 300,000,000 shares authorized,
$0.001 par value, 993,900 shares issued
and outstanding	994	994
Additional paid-in-capital	91,082	91,082
Accumulated deficit	(120,782)	(95,212)
Total Stockholders' Deficiency	(28,706)	(3,136)

Total Liabilities & Stockholders' Deficiency	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Apogee Robotics, Inc.
(As Successor)
Statements of Operations
(Unaudited)

	For the quarter ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008

Revenue	$ -	$ -	$ -	$ -

Costs & Expenses
General & Administrative	5,750	8,646	25,570	48,570

Total Costs & Expenses	5,750	8,646	25,570	48,570

Loss from operations	(5,750)	(8,646)	(25,570)	(48,570)

Income tax expense	-	-	-	-

Net Loss	$ (5,750)	$ (8,646)	$ (25,570)	$ (48,570)

Basic & diluted per share amounts:
Continuing operations
Basic & diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.05)

Net Loss Per Share - Basic & diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.05)

Weighted average number of shares outstanding during the
period – basic and diluted	993,901	993,901	993,901	993,901

The accompanying notes are an integral part of these condensed financial statements.

Apogee Robotics, Inc.
(As Successor)
Statement of Cash Flows (Unaudited)

	For the nine months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (25,570)	$ (48,570)
Adjustments required to reconcile net loss:
Fair value of service rendered by related parties	-	17,000
Expenses paid by shareholder	25,570	76
Increase in accounts payable & accrued expense	-	-
Cash used by operating activities	-	(31,494)

Cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	31,494
Cash provided by financing activities	-	31,494

Change in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine month periods ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

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

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

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

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

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

     REVERSE STOCK SPLIT:

On January 7, 2008 we declared a reverse split of our common stock. The formula provided that every fifty (50) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective January 8, 2008 for holders of record at December 6, 2007. Except as otherwise noted, all share, option and warrant numbers in this Report have been restated to give retroactive effect to this reverse split. All per share

APOGEE ROBOTICS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred on July 1, 2006.

     RECENT SALES:

On March 7, 2007 Corporate Services International agreed to contribute a total of $40,000 as paid in capital in exchange for 630,000 (31,500,000 pre-reverse) shares of restricted common stock. The Company agreed to use these funds to pay the costs and expenses necessary to revive business operations. Such expenses include fees to reinstate the corporate charter with the state of Colorado; payment of all past due franchise taxes; settling all past due accounts with the transfer agent; accounting and legal fees; costs associated with bringing current its filings with the Securities and Exchange Commission, etc. As of December 31, 2007 such expenses aggregating $8,506 had been paid and were applied against the subscription receivable. In September, 2007 the balance of $31,494 was paid in cash.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the three months ended March 31, 2009, we realized no revenue and incurred $5,750 in operating expenses.  During the nine months ended March 31, 2009, we realized no revenue and incurred $25,570 in operating expenses.  In the first nine months of our 2008 fiscal year, our expenses were considerably higher, $48,570, due to the fact that our management at that time was involved with the procedures needed to re-start the Company after its bankruptcy proceeding.

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

Liquidity and Capital Resources

At March 31, 2009 we had a working capital deficit of $28,706, due to the fact that we had no assets and owed $28,706.  On March 31, 2008, when Zhenyu Shang obtained control of Apogee Robotics, we had no liabilities, as the prior management had liquidated all of them.  Since then, Zhenyu Shang and Ligang Shang have paid all of the expenses incurred by Apogee Robotics.  Accordingly, our only liabilities at this time are debts to Zhenyu Shang and Ligang Shang.

Our operations consumed no cash during the nine months ended March 31, 2009, as our management paid our ongoing expenses, increasing our amounts due to related parties.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Ligang Shang, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Shang concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2009 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

31

Rule 13a-14(a) Certification

32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

APOGEE ROBOTICS, INC.

Date: May 11, 2009

By: /s/ Ligang Shang

Ligang Shang, Chief Executive Officer

and Chief Financial Officer