Form 10-K
period 2009-06-30
CHINA SWINE GENETICS, INC.
filed 2009-10-13
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-12792

CHINA SWINE GENETICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	84-0916585
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1077 Ala Napunani Street, Honolulu, HI  96818
(Address of principal executive offices)

808-429-5954
(Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer      Accelerated filer      Non-accelerated filer     Small reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of December 31, 2008 the aggregate market value of the common stock held by non-affiliates was approximately $138,376, based upon the closing sale price on December 31, 2008 of $.38 per share.

As of October 13, 2009, there were 41,423 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Swine Genetics, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.                BUSINESS

Corporate Structure

We are a holding company.  Our business operations are conducted in the People’s Republic of China (“PRC”) by two subsidiaries:

SenYu:	Heilongjiang SenYu Animal Husbandry Co., Ltd., a corporation organized in the PRC. We own 100% of the equity in SenYu.

Sino-Canadian JV:	Sino-Canadian Senyu-Polar Swine Genetics Company Limited, a joint venture company organized in the PRC. We own 60% of the equity in Sino Canadian JV.

SenYu and Sino-Canadian JV engage in the business of breeding and raising hogs and piglets, then distributing them to slaughter facilities and pork distributors in the PRC. Our objective is to establish ourselves as a leading producer and distributor of commercial hogs and piglets in the PRC.

SenYu

Heilongjiang SenYu Animal Husbandry Co., Ltd. (“SenYu”) was founded in September 2004 under the laws of the PRC with registered capital of 80 million RMB (US$11.7 million).  SenYu has been registered with the government of China as a wholly foreign owned enterprise since early 2008, when Advanced Swine Genetics, Inc., a Nevada corporation, acquired ownership of SenYu’s registered capital.   China Swine Genetics, Inc. acquired ownership of Advanced Swine Genetics, Inc. in August 2009.  SenYu’s executive offices and manufacturing facility are located at 78-2 Song Lin Street, Xiangyang District, Jiamusi City, Heilongjiang Province, in northeastern China.

SenYu engages in the business of breeding and raising commercial hogs and piglets, then distributing them to slaughter facilities and pork distributors in the PRC.  Since commencing operations near the end of 2004, Senyu has developed into one of the largest providers of breeding swine and commercial hogs in Heilongjiang Province. As a result of SenYu's dedication to the use of leading-edge technology, the Livestock Bureau of Heilongjiang Province designated SenYu's Jiamusi City facility as the Breeding Swine Research Center for Heilongjiang Province.

SenYu has quickly moved to a leading position in its industry by integrating in its operations the complete pork supply chain - up to the door of the slaughter house.  SenYu leverages its financial resources to control the production of hogs on myriad farms while allocating the risks of hog production among several affiliates and its farmer franchisees.  Specifically, SenYu controls each phase of pre-slaughter pork production in this manner:

•	SenYu breeds and raises high quality breeding sows on its own facilities.
•	SenYu sells the sows at cost to a network of farmer franchisees.
•	Under the direction of an affiliate of SenYu, the farmer franchisees breed the sows’ piglets and raise the piglets until they are marketable as hogs.
•	Through a second affiliate, SenYu indirectly finances the farmers’ operations by providing fodder on credit, as well as the equipment and techniques for artificial insemination.
•	When the piglets mature, SenYu purchases them at a pre-determined price, if they meet SenYu’s quality control standards.
•	SenYu then distributes the mature hogs to slaughter facilities, pork distributors, and other customers throughout the PRC.

Our business began in December 2004, when we imported 400 GGP breeding swine from Dutch Topigs International Breeding Company.  We initially developed our “Topigs Project” in a land area of 51,000 square meters in Jiamusi City, Heilongjiang Province. Dutch Topigs provided us not only the GGP breeding swine, but also full technological support, thus enabling us to initiate operations at the same technological level customary to Europe and North America.   Dutch Topigs’ technological support covered all aspects of a modern pig farm, including the production design of the farm, barn standardization, facility modernization, digital management and zoology.  Through this vehicle we established our nucleus herd with the most advanced process flow available at that time. After three years of purebred selection, we successfully bred our own “Senyu Series” swine. “Senyu Series” swine products currently include a grandparent herd, a parent herd and our full commercial herd.

Currently our company has three pig breeding farms with an annual output of 50,000 breeding pigs.  To supplement the supply of hogs from our franchisee farmers, we also operate ten pig production bases, with an annual output of 280,000 commercial hogs. Facing the rigorous challenge of the current market, we continuously explore new technologies and develop our management model. As a result, SenYu has achieved high repute in its industry.  Our company has passed the audit of National ISO9001 Quality Control System, and achieved a series of honorary titles such as “Production Area of Pollution-free Agricultural Product,” “Key Dragon-head Enterprise of Agriculture Industrialization in Jiamusi City,” “Heilongjiang Provincial Private Science and Technology Enterprise,” “Heilongjiang Provincial Top 100 Enterprise,” “Advanced Unit of Project Construction” and “Three-Star Enterprise of Food Security and Good Faith in Jiamusi City.”

Sino-Canadian JV

In 2006, to expand our breeding swine business, we formed a joint venture with Polar Genetics, Inc., a Canadian company that focuses on supplying superior quality Canadian breeding swine, semen and artificial insemination equipment, supplies and technology to swine producers. The joint venture was formally organized in the PRC under the name "Sino-Canadian Senyu-Polar Swine Genetics Company Limited” (“Sino-Canadian JV”).  Sino-Canadian was organized with registered capital of 16.7 million RMB.  SenYu contributed 10 million RMB (US$1.46 million) in cash in exchange for 60% of the equity.  Polar Genetics agreed to contribute 600 Canadian Elite GGP Purebred Breeding Pigs, valued at 6.7 million RMB, in exchange for the remaining 40%.  The joint venture’s mission is to supply swine producers with products and services that will improve their long-term production capabilities, efficiencies and financial returns.

Sino-Canadian J.V. is located in Heijinhe Township, Tangyuan County, Jiamusi City, Heilongjiang Province.  Its facility includes a land area of 300,000 square meters and farm construction area of 15,000 square meters. The research and development function of Sino-Canadian J.V. is dedicated to the improvement of our breeding technology goal, in order to quicken the pace of genetic improvement in our herds. Besides supplying us with superior Canadian breeding stock, Polar Genetics Inc. also provided advanced swine artificial insemination (A.I.) technology, facilities, and A.I. boar semen.  On October 12, 2007, the company imported 628 Canadian elite purebred breeding pigs, including Duroc, Landrace, Yorkshire and Lacombe breeds selected by Polar Genetics Inc. The breeding and selection program of the Sino-Canadian JV pig breeding centre is supported by swine experts from Polar Genetics Inc., using the most advanced technology of breeding and selection under the guidance of the Canadian Centre for Swine Improvement (CCSI). All breeding and selection data on evaluation will be managed by CCSI through its E-Farm software.

The business model for Sino-Canadian JV is the same as that implemented by Senyu. On February 15, 2009, Sino-Canadian JV entered into the Breeding Swine Sales Contract with Golden Lotus, as discussed below, to sell the Canadian-line breeding swine to SenYu’s franchisee farmers. In March, 2008, Sino-Canadian JV entered into a Fodder Purchase Contract with WangDa, also as discussed below.  The dual programs of SenYu and Sino-Canadian J.V., aimed at optimization of the Dutch and the Canadian breeding stock, give us multiple opportunities to achieve the highest quality swine available in China.  Specifically, the hogs produced from our breeding swine typically have the following advantages over hogs common to China:

•	Higher rate of survival of diseases;
•	Higher pregnancy rate and birth rate, and a higher number of weaned piglets;
•	Higher adaptability to the weather and circumstances of northern China, where our base and farmers are located;
•	Faster growth.

Business Affiliates

SenYu’s business model combines the production resources of SenYu’s own breeding bases with those of its farmer franchisees in order to maximize the return on capital realized by all parties.  SenYu sells breeding swine to its franchisee farmers under Senyu’s brand name, repurchases from the franchisee farmers the adult commercial hogs that meet the SenYu criteria, and sell the mature commercial hogs to the slaughter house. In this manner, SenYu distributes to its affiliates the preponderance of risk involved in the pork production process, while retaining the majority of the profits. SenYu is licensed as a swine breeder, but leverages its business relationships and franchise business model to generate substantial revenues while inoculating itself from overproduction and missed market opportunities.

SenYu’s business plan has been implemented through the establishment of contractual relationship among SenYu and three other parties:

•	a Cooperation Agreement between Senyu and Heilongjiang WangDa Feedstuff Co., Ltd. (“WangDa”) under which SenYu finances the supply of fodder by WangDa to SenYu’s Franchise farmers;

•
a Sales Agreement between Senyu and Harbin Golden Lotus Trade Co, Ltd. (“Golden Lotus”) and a Supplemental Agreement among SenYu, Golden Lotus and WangDa, under which Golden Lotus sells Senyu’s breeding swine to qualified franchisee farmers; and

•	the Fodder Supply and Commercial Hog Buyback Contracts between WangDa and the franchisee farmers.

WangDa:  Fodder Supply and Hog Purchases

The Cooperation Agreement between SenYu and WangDa was made effective on January 1, 2009 with an indefinite term.  It is the key to the implementation of our business plan.  SenYu finances WangDa, with fixed profit margins set by SenYu, and WangDa in turn finances the farmers, providing fodder on credit at discount rates obtained through volume purchasing power.  WangDa also guarantees the repurchase of mature hogs that meet SenYu’s quality standards.  The franchise farmer is thus able to operate with minimum cash outlay and achieve a higher potential profit.  In exchange, the farmer bears the preponderance of the risk in the rearing of the hog.

 The Cooperation Agreement makes WangDa responsible for financing the supply of fodder to the franchise farmers.  SenYu, in turn, is obligated to advance payment for the fodder to WangDa.  To fulfill its supply obligation, WangDa purchases fodder in massive bulk quantities at the best available prices. WangDa achieves the best available prices by purchasing futures contracts for fodder and making spot purchases when market conditions are favorable.  At the same time, WangDa’s contract with the farmers provides for a fixed profit margin on the sale of fodder to the farmers.  These practices allow SenYu to experience relatively smooth and predictable cash flow, which facilitates production planning and forecasts.

WangDa enters into a Fodder Supply and Commercial Hog Buyback Contract with each of SenYu’s franchisee farmers.  In addition to guaranteeing the supply of fodder, the contract also provides that WangDa will purchase each mature hog produced by the farmer that satisfies SenYu’s quality standards.   WangDa is responsible for payment to the farmer of 40% of the net profits realized on the hog, which represents the resale price to the slaughter house less the cost of fodder and the cost of the breeding swine delivered by SenYu to the farmer.  After the hog is delivered to the slaughter house by Senyu, Senyu then reimburses WangDa the amount it paid the farmer for the hog.

As of June 30, 2009 SenYu had net advances to WangDa outstanding in the amount of $21,733,623.  WangDa will offset the advances against the market value of the hogs that it purchases during this fiscal year from the franchise farmers, and delivers to SenYu.  The net amount of the advances will continue to grow, however, as SenYu’s business expands.

Golden Lotus:  Sale of Breeding Swine

SenYu has an Exclusive Sales Agreement with Golden Lotus, which was effective on December 20, 2008 and has a term of two years.  The Agreement made Golden Lotus responsible for the sale of breeding swine to qualified franchisee farmers, with financing provided by SenYu.  Golden Lotus also undertook to engage technicians experienced in hog production to perform information collection services for SenYu, and to provide after-sale technical support to the franchisee farmers.

Golden Lotus is SenYu’s exclusive sales agent in Heilongjiang Province, where all of SenYu’s franchisee farmers are located.   To maintain its exclusivity, Golden Lotus is required to sell a minimum of 1,950 breeding swine per quarter.  Golden Lotus is permitted to fix its sales price to the farmers based on demand.  However its sales price may not exceed 120% of the price charged to it by SenYu.  If Golden Lotus is not able to sell the minimum quarterly amount, it is required to pay a fee equal to 20% of the unaccomplished sales, and Senyu shall has the right to sell its breeding swine through other agents.  If SenYu fails to deliver qualified breeding swine on schedule or if Golden Lotus defaults in making timely payment to SenYu, the agreement provides for payment of a penalty equal to 20% of the defaulted amount.

Among Golden Lotus’s responsibilities is the recruitment of franchisee farmers, based on standards set by SenYu.  Golden Lotus is also responsible for processing the necessary data regarding the farmers, their requirements of breeding swine, their productivity, and an estimate of their fodder requirements.  The data formulated by Golden Lotus is then used by SenYu and WangDa to determine the farmers’ fodder requirements and SenYu’s financial obligations to WangDa.

Allocation of Risk and Profit

SenYu’s business plan puts on SenYu the responsibility for financing all steps of the hog supply chain.  At the same time, however, SenYu is able to share the risks inherent in the production of hogs.  In the first instance, Golden Lotus bears the risk of stagnant growth in production by guaranteeing a minimal sales level.  Then, the franchisee farmers bear the risk of hog mortality and illness.  The risk of sudden changes in the prices of raw materials is shared between WangDa and the farmers.  And the risk of reduced wholesale prices for hogs is shared between SenYu and its franchisee farmers.  In this manner, SenYu is able to engage in large scale hog farming with far more financial predictability than is enjoyed by pork producers who carry their hog herds in inventory.

Although a significant portion of the production risk is imposed on the franchisee farmer by this program, the demand for positions within the SenYu network is high.  At most times Golden Lotus has significantly more candidates that the number of franchises that can be financed.  The reason for the demand is the significant increase in profitability that most farmers realize upon joining SenYu.

A pig farmer, operating independently, allocates his working capital between breeding stock and fodder.  The farmer’s investment in fodder, however, typically accounts for 80% of his expenses. Consequently, it is very difficult for farmers to expand their livestock, given the limited funds remaining after payment for fodder and other operating expenses.  Association with SenYu allows the farmer to expand his herd much more rapidly, as SenYu meets all of the farmer’s fodder requirements in exchange for the farmer’s commitment to purchase breeding swine only from SenYu and deliver mature hogs to SenYu at a price discounted to market.  The franchise farmer can devote a much larger portion of his resources to the purchase of breeding swine from SenYu. By carefully monitoring the farmer’s practices, SenYu assures itself of a supply of high quality commercial hogs.  Typically farmers who become franchises with SenYu realize increases of up to 100% in their annual income.

Product lines

Under the "SenYu" brand, SenYu markets a full range of swine and swine industry products:

✓      Breeding Swine:
 •     Dutch-line Breeding Swine:
o      020 Grandparent-level Gilts
o      030 Grandparent-level Boars
o      C40 Parent-level Gilts
o      080 Terminal Line Boars
 •     Canadian-line Breeding Swine:
o      Canadian Lacombe Boars and Gilts
o      Canadian Duroc Boars and Gilts
o      Canadian Yorkshire Boars and Gilts
o     Canadian Landrace Boars and Gilts
✓      Senyu Piglets
✓      Senyu Commercial Hogs
✓      Senyu-Polar Semen and Artificial Insemination Equipment, Supplies and Technologies

Physical Facilities and Production

SenYu maintains the most advanced technologies and equipment in its breeding bases, including artificial insemination equipment, farrowing beds, nursing fences, sanitation equipment, disinfection equipment, and vaccine equipment.  As a result of SenYu's dedication to the use of leading-edge technology, the Livestock Bureau of Heilongjiang Province designated SenYu's Jiamusi City facility as the Breeding Swine Research Center for Heilongjiang Province.

SenYu has two breeding bases that are located in Jiamusi City of Heilongjiang Province in the PRC.  SenYu also has leases a 51,000 sq. meter location in Huanan County.

The meat and meat processing industry in the PRC is regarded by the central government of China as a ÒkeyÓ industry.   Certain participants in the industry, including our company, receive special tax incentives and subsidies for technological development. Both the central and provincial governments of China have made the expansion of the pork supply a priority.  Senyu, therefore, has found local government to be ready to assist SenYu's development as needed.  In China, land is leased from the government, and SenYu has been afforded land for expansion when required.  In addition, SenYu and Sino-Canadian J.V. currently carry three loans totaling $1,097,986 from local government agencies.  To secure the loans, SenYu pledged its property in Huanan County and Heijihe Township.  The loans bear no interest, and are payable on December 31, 2009.

Product quality control

SenYu strives to produce high quality products.  Our production facilities meet ISO 9001 standards, as well as a host of industry-specific quality standards.  Because we purchase in bulk under fixed supply contracts, our cost for veterinary medicine and vaccines is lower than common in the pork industry, enabling us to reduce the incidence of contagious disease among our herds.

Our agreements with our farmer franchisees require that they too comply with our high standards for sanitation, medical care, and environmental protection.  To insure that the hogs we purchase from our farmer franchisees meet SenYu quality standards, we enforce four key practical requirements:

✓	SenYu is the exclusive breeding swine provider to its franchisees.
✓	Franchisees must meet the same standards as SenYu breeding bases in every stage of swine breeding.
✓	SenYu is the exclusive fodder provider to its franchisees.
✓	Franchisees sell their adult commercial hogs exclusively to SenYu for resale under the SenYu brand name.

As a result of our attention to quality production methods, SenYu's swine delivery survival rate is 92%, our nursing survival rate is 95%, and our adult swine survival ratio is 98%.  All of these results rank as exemplary in the Chinese pork industry.

Intellectual Property

The breeding efficiency of our sows and the food quality of our hogs will determine the profitability of our operations.  With that in mind, we have dedicated ourselves to achieving the most advanced level of swine operations in the PRC.  Central to that goal are our technologies, which include:

•
Genetic Measurement Technologies.  We have developed a proprietary breeding swine measurement system.  Our system documents the optimal characteristics of breeding swine, as well as measurement parameters and variations among implements.  With our genetics evaluation software, we are capable of dynamically and accurately measuring the breeding swine's genetic profile at any stage of the breeding process.

•
Artificial Insemination Technologies.  Our artificial insemination technologies currently permit us to achieve 500% higher fecundity than natural insemination.  This reduces the investment needed to produce piglets, and permits us to focus our efforts on sows with optimal production characteristics.

           As noted earlier, our facility has been designated by the Provincial Government as the Breeding Swine Research Center for Heilongjiang Province.  In addition, we are currently collaborating with the Northeast Agriculture University to build a model swine breeding base that will be used as a training center for post-graduate students in the agricultural sciences.  This collaboration will greatly enhance our research capabilities, as the results of the research will increase the breeds available to SenYu.

To fully realize the benefits of our efforts, it will be necessary that the public come to identify the SenYu brand with a superior quality of meat product.  For that reason, we have applied to register as a trademark the Chinese characters for "SenYu " with the State Administrative Agency in China, application number 4723673.

Environmental Regulation

Our breeding farms are located in rural areas where there are no specific requirements imposed on us by China’s environmental protection agencies. Fecal wastes are treated and converted by us to fertilizers and used by farmers. We have never been penalized by any environmental protection agencies. We therefore do not incur any significant environmental law compliance costs. However, SenYu is committed to protecting the environment and utilizing resources effectively.  For that reason, and with a view to the long-term economic benefits that will inure to “green” companies, SenYu has initiated an advanced sewage treatment project as well as a complete environmental review of our production.  Our goal is to lead the way in the development of a standardized eco-type breeding farm.

Marketing

According to the USDA Foreign Agricultural Service, in 2006 the population of China consumed more pork than any other country, being responsible for over 50% of the total worldwide consumption of pork products.  As the economy of China grows, and the Chinese population achieves higher levels of personal wealth, the demand for meat is increasing as well.

To achieve a significant position in the market for hogs, SenYu employs a variety of media, including television, magazines, and a large livestock website, all aimed at boosting the visibility and reputation of SenYu technologies and products.   In addition, to ensure the quality of the products bearing the SenYu label, SenYu works closely with Golden Lotus, which bears most of the responsibility for maintaining SenYu's after-sale relationship with its farmer franchisees.  SenYu provides training programs to the Golden Lotus employees who are responsible for providing the franchisee farmers with swine breeding technology support, periodic visits, anti-epizootic management, and fodder recipes.

To ensure SenYu sales performance, SenYu implements incentive policies throughout SenYu's entire sales network, including SenYu own sales staff and the sales personnel employed by Golden Lotus.  SenYu pays year-end bonuses throughout the network that are directly correlated to each employee's sales performance.

Commitment Contracts and Major Customers

SenYu enters into forward commercial hog sales contracts with its major customers to decrease its market risk. SenYu utilizes forward contracts to fix a base level of revenue that it can anticipate, which facilitates planning.  Currently, the customers we entered into forward contracts with include:

•
Beijing Ershang Dahongmen Meat Co., Ltd. (ÒBeijing DahongmenÓ), which purchased 100,000 hogs from us in the twelve months ended September 28, 2008 and  committed to purchase an additional 80,000 hogs between September 28, 2008 and September 28, 2009; and

•	Beijing Fifth Meat Factory, which committed to purchase 150,000 hogs between August 29, 2008 to August 28, 2009.

During the 2009 fiscal year, which ended on June 30, 2009, these two major customers accounted for 94.27% of our total sales.

Competitive Advantages

Currently in China, pork products are usually locally sourced due to the under-developed transportation infrastructure. SenYu’s business model enables it to diversify the locations from which its hogs are sourced, and expand its markets. With the increasing market for high quality pork products in China, a commercial hog producer that can assure a large supply of quality products at a competitive price is attractive to large commercial slaughters.

The pork industry in China is highly diversified, including a large number of participants  The challenge for a relatively new company, such as SenYu, is to establish a reputation and the resulting relationships that will set it apart from the mass of suppliers.  The principal strengths that SenYu brings to the competitive arena are:

•	SenYu has the only purebred Canadian-line-swine breeding center in the PRC.
•	The “Senyu” brand name is well recognized in its major markets, and associated with quality and food safety.
•	SenYu's total quality control, from genetics to fodder to veterinary medicine for the entire life cycle of the product, minimizes the risk of damaging sanitation disasters.
•	SenYu utilizes the most advanced technologies in swine breeding and raising at breeding bases that carry the most advanced equipment available in China.
•	SenYu can be price competitive, because it obtains low cost fodder through its buying contracts and because of its location in Heilongjiang, one of the largest agriculture provinces in China.

Employees

SenYu had approximately 90 employees as of June 30, 2009, all of whom are employed on a full-time basis.  Over 80% of our employees have college degrees.

ITEM 1A             RISK FACTORS

Investing in our common stock involves risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Relating To Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the growing market for breeding swine and commercial hogs in the PRC. Some of these risks and uncertainties relate to our ability to:
✓	attract and retain a larger customer base;
✓	increase awareness of our brand and continue to develop customer loyalty;
✓	respond to competitive market conditions;
✓	respond to changes in our regulatory environment;
✓	manage risks associated with intellectual property rights;
✓	maintain effective control of our costs and expenses;
✓	raise sufficient capital to sustain and expand our business;
✓	attract, retain and motivate qualified personnel; and
✓	upgrade our technology to support additional research and development of new food products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

If the pork market in the PRC does not grow as we expect, our results of operations and financial condition may be adversely affected.

We believe pork products have strong growth potential in the PRC and, accordingly, we have continuously increased our sales of breeding swine and hogs. However, the market for pork products in the PRC has grown in recent years due to the increased wealth of the average resident of China, which has been the result of double-digit annual growth in the Chinese economy.  Due to the worldwide recession, the growth of the Chinese economy has slowed.  If the pork market in the PRC does not grow as we expect, our business may be harmed, we may need to adjust our growth strategy, and our results of operation may be adversely affected.

We require various licenses and permits to operate our business, and the loss of or failure to renew any or all of these licenses and permits could require us to suspend some or all of our production or distribution operations.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business. We are required to comply with applicable hygiene and food safety standards in relation to our production processes. Our premises and transportation vehicles are subject to regular inspections by the regulatory authorities for compliance with applicable regulations. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production or distribution operations, which could disrupt our operations and adversely affect our revenues and profitability.

Our joint venture with Polar Genetics, Inc., the supplier of Canadian hogs, may be terminated.

We have encountered a regulatory problem with Sino-Canadian J.V., the joint venture that we formed with Polar Genetics, Inc., a Canadian corporation.  Under our agreement, Polar Genetics contributed 600 breeding sows as its portion of the registered capital of Sino-Canadian J.V.  This contribution has been accepted as registered capital by the local agency of MOFCOM, the agency of the Chinese government that is responsible for corporate regulation.  The local administration of SAFE, however, has not agreed that the registered capital of Sino-Canadian J.V. was properly paid.  As a result, we are unable to open a foreign exchange account, which renders the joint venture unable to do business with its Canadian member.  We are currently exploring methods of resolving the problem.  It may occur, however, that we will have to terminate the joint venture.

The loss of senior management or key research and development personnel or our inability to recruit additional personnel may harm our business.

We are highly dependent on our senior management to manage our business and operations and our key research and development personnel for the development of new processing technologies and food products and the enhancement of our existing products. In particular, we rely substantially on Senyu's chairman and chief executive officer, Mr. Zhenyu Shang, and its vice charimen, Mr. Peng Cheng, to manage our operations. We also depend on our key research personnel. In addition, we also rely on information technology and logistics personnel for the production, storage and shipment of our products and on marketing and sales personnel, engineers and other personnel with technical and industry knowledge to transport, market and sell our products. We do not maintain key man life insurance on any of our senior management or key personnel. The loss of any one of them, in particular Mr. Shang or Mr. Cheng, would have a material adverse effect on our business and operations. Competition for senior management and research and development personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key research and development personnel that we lose. In addition, if any member of our senior management or key research and development personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company.

We compete for qualified personnel with other swine breeding companies, swine genetics companies, food processing companies, logistics companies and research institutions. Intense competition for these personnel could cause our compensation costs to increase significantly, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

Our growth strategy may prove to be disruptive and divert management resources, which could adversely affect our existing businesses.

Our growth strategy includes investing approximately $15 million dollars on expansion so as to achieve the goal of annual output of one million commercial hogs by 2011. Twenty percent of the total investment will be from the Company's own resources and eighty percent is planned to be raised from the capital markets. The implementation of such strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly-hired employees, assumption of unknown liabilities and potential disputes. We also could experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware.

Our operating results may fluctuate from period to period and if we fail to meet market expectations for a particular period, our share price may decline.

Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors, including seasonal variations in pork products consumption. Our interim financial reports may not be indicative of our performance for the year or our future performance, and period-to-period comparisons may not be meaningful due to a number of reasons beyond our control. We cannot assure you that our operating results will meet the expectations of market analysts or our investors. If we fail to meet their expectations, there may be a decline in our share price.

Our failure to comply with increasingly stringent environmental regulations and related litigation could result in significant penalties, damages and adverse publicity for our business.

In recent years, the government of China has become increasingly concerned with the degradation of China’s environment that has accompanied the country’s rapid economic growth.  In the future, we expect that our operations and properties will be subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Failure to comply with any laws and regulations and future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity.  We cannot assure you that additional environmental issues will not require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs.

Risks Relating To Our Industry

The outbreak of animal diseases could adversely affect our operations.

An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and turnover. Recently, there has been an outbreak of streptococcus suis in pigs, principally in Sichuan Province, PRC, with a large number of cases of human infection following contact with diseased pigs. There also have been unrelated reports of diseased pigs in Guangdong Province, PRC. Our procurement and production facilities are located in Henan Province, PRC and were not affected by the streptococcus suis infection. However, there can be no assurance that our facilities or products will not be affected by an outbreak of this disease or similar ones in the future, or that the market for pork products in the PRC will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

Consumer concerns regarding the safety and quality of food products or health concerns could adversely affect sales of our products.

Our sales performance could be adversely affected if consumers lose confidence in the safety and quality of our products. Consumers in the PRC are increasingly conscious of food safety and nutrition. Consumer concerns about, for example, the safety of pork products, or about the safety of food additives used in processed meat products, could discourage them from buying certain of our products and cause our results of operations to suffer.

We may be subject to substantial liability should the consumption of any of our products cause personal injury or illness. Unlike most food processing companies in the United States, we do not maintain product liability insurance to cover our potential liabilities.

The sale of food products for human consumption involves an inherent risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or degeneration, including the presence of foreign contaminants, chemical substances or other agents or residues during the various stages of production process. We cannot assure you that consumption of our products will not cause a health-related illness in the future, or that we will not be subject to claims or lawsuits relating to such matters.

Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that our products caused personal injury or illness could adversely affect our reputation with customers and our corporate and brand image. Unlike most food processing companies in the United States, but in line with industry practice in the PRC, we do not maintain product liability insurance. Furthermore, the products manufactured from our hogs could potentially suffer from product tampering, contamination or degeneration or be mislabeled or otherwise damaged. Under certain circumstances, we may be required to recall products. Even if a situation does not necessitate a product recall, we cannot assure you that product liability claims will not be asserted against us as a result. A product liability judgment against us or a product recall could have a material adverse effect on our revenues, profitability and business reputation.

Our product and company name may be subject to counterfeiting and/or imitation, which could have an adverse impact upon our reputation and brand image, as well as lead to higher administrative costs.

We regard brand positioning as one of our core competitive advantages, and intend to position our “Senyu” brand to create the perception and image of “health, nutrition, freshness and quality” in the minds of our customers. There have been frequent occurrences of counterfeiting and imitation of products in the PRC in the past. We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, injury or death to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

Risks Relating To Conducting Business in the PRC

Substantially all of our assets and operations are located in the PRC, and substantially all of our revenue is sourced from the PRC. Accordingly, our results of operations and financial position are subject to a significant degree to economic, political and legal developments in the PRC, including the following risks:

 Changes in the political and economic policies of the PRC government could have a material adverse effect on our operations.

Our business operations may be adversely affected by the political and economic environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. As such, the economy of the PRC differs from the economies of most developed countries in many respects.

In recent years, however, the government has introduced measures aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Nonetheless, a substantial portion of productive assets in the PRC are still owned by the PRC government. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces in the PRC than in others, and the continuation or increases of such disparities could affect the political or social stability in the PRC.

Although we believe the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development in the PRC, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn materially adversely affect the price at which our stock trades.

Governmental control of currency conversion may affect the ability of our company to obtain working capital from our subsidiaries located in the PRC and the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminbi. Under our current structure, our income is primarily derived from the operations of Heilongjiang Senyu. Shortages in the availability of foreign currency may restrict the ability of Heilongjiang Senyu to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

SenYu is subject to restrictions on making payments to us, which could adversely affect our cash flow and our ability to pay dividends on our capital stock.

We are a holding company incorporated in the State of Delaware and do not have any assets or conduct any business operations other than our investment in our operating subsidiary in the PRC, Heilongjiang SenYu. As a result of our holding company structure, we will rely entirely on contractual payments or dividends from Heilongjiang SenYu for our cash flow to fund our corporate overhead and regulatory obligations. The PRC government imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. As a result, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Further, as Heilongjiang SenYu has in the past, and Heilongjiang SenYu and our other subsidiaries in the PRC may in the future, incur debt on its or their own, the instruments governing such debt may restrict such subsidiary’s ability to make contractual or dividend payments to any parent corporation or other affiliated entity. If we are unable to receive all of the funds we require for our operations through contractual or dividend arrangements with our PRC subsidiaries, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares of capital stock.

Risk Relating to an Investment in Our Securities

We have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends. We intend to retain all earnings for our company’s operations.

Our common stock is thinly traded and you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock has been sporadically or “thinly-traded” on the “OTC Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of our common stock in either direction. The price for our shares could, for example, decline precipitously in the event a large number of shares of our common stock is sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                DESCRIPTION OF PROPERTY

SenYu owns two breeding bases: one facility includes 15,000 square meters of buildings on 300,000 square meters of land located in Heijinhe Township of Tangyuan County, and the other has facility includes 11,000 square meters of buildings on 51,000 square meters of land located in Huanan County.  Tangyuan and Huanan County are located in Jiamusi City of Heilongjiang Province in the PRC.  SenYu also leases a breeding base that includes 4,500 square meters of buildings on 20,000 square meters of land located in TaiPin Village Township Tangyuan County.

 ITEM 3.               LEGAL PROCEEDINGS

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is listed for quotation on the OTC Bulletin Board system under the symbol “APRB.”  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTC Bulletin Board.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Bid
Quarter Ending	High	Low
September 30, 2007	$2.00	$0.03
December 31, 2007	$2.20	$0.50
March 31, 2008	$1.00	$0.02
June 30, 2008	$1.60	$0.60

September 30, 2008	$1.09	$.65
December 31, 2008	$1.25	$.25
March 31, 2009	$.85	$.05
June 30, 2009	$.25	$.05

(b) Shareholders

On October 13, 2009 there were approximately 1,240 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that  any  dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	0
Equity compensation plans not approved by security holders	0	N.A.	0
Total	0	N.A.	0

(e)  Sale of Unregistered Securities

China Swine did not effect any unregistered sales of equity securities during the quarter ended June 30, 2009.

 (f) Repurchase of Equity Securities

China Swine did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended June 30, 2009.

ITEM 6.                SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Result of Operations

On February 28, 2008 SenYu was purchased by Advanced Swine Genetics, Inc., a Nevada corporation.  We acquired Advanced Swine Genetics, Inc. in August 2009 in a transaction classified as a reverse merger for accounting purposes.  For this reason, the consolidated financial statements included in this report with respect to the year ended June 30, 2008 include the results of operations and cash flows of SenYu for the period from February 28, 2008 to June 30, 2008 only.  For comparison purposes, however, reference is made herein at times to the results of SenYu’s operations during “SenYu’s 2008 fiscal year,” which refers to the full twelve month period that ended on June 30, 2008.

 SenYu commenced operations in 2004, and has grown to be one of the leading commercial hogs and piglets producers and distributor in northeast China. We realized $30,435,126 in revenue during SenYu’s 2008 fiscal year, an increase of 23% compared to the $24,715,057 that SenYu realized during the year ended June 30, 2007. In fiscal 2009, our revenues grew to $50,392,533, an increase of 66% over SenYu’s fiscal 2008.  The increase in revenues reflects our rapid development in both production and marketing efforts.

It is in the nature of our business that our cost of sales will rise almost in proportion to our revenues.  Since the greater portion of cost of sales is fodder expense, the only efficiencies we are likely to achieve will occur if the price of grain falls.  During the 2009 fiscal year, the opposite occurred, as agricultural foodstuffs increased in price, in part due to international demand for corn products to be used for fuel.  As a result, our gross margin for fiscal year 2009 was only 17.4%, which represented a decline from the 22.8% margin we achieved in SenYu’s 2008 fiscal year.  In general, we expect that our gross margins will fall within the range from 17% to 23% realized in fiscal 2009 and 2008, depending primarily on the market price of pig fodder.

Our general and administrative expenses have remained relatively stable in recent times, rising to $619,490 in fiscal year 2009 from $458,803 during SenYu’s 2008 fiscal year.  We expect, however, that our selling, general and administrative expenses will increase in proportion to the growth of our business activity in the coming periods.  In addition, we will now bear the ongoing expenses attributable to being a U.S. public, reporting company.

Our selling expenses rose dramatically in the fiscal year of 2009, to $1,700,533, as compared to $581,994 during SenYu’s 2008 fiscal year.  The increase resulted from our expansion of selling efforts, in particular our development of a selling network involving Golden Lotus and WangDa, and our development of a shipping program between Jiamusi and Beijing using the services of Jiamusi Shunlida Transporting Co., Ltd.  In addition, as the net amount of our advances to WangDa increased significantly during the year, we determined that an allowance for the risk of default was appropriate.  For that reason we recorded an allowance of $1,003,691, representing an adjustment to account for an accumulated bad debt allowance of 5% of the balance due to us from WangDa at June 30, 2009.

Our total operating expenses for the year ended June 30, 2009 were $3,323,734.  While the “bad debt for advanced to suppliers” expense of $1,003,691 should not repeat in the coming years, our selling, general and administrative expenses can be expected to continue to rise in proportion to the increase in our revenues, as we make expenditures aimed at capturing a sizeable position in the Chinese meat market.

Although, under U.S. accounting principles, we realized $4,083,386 in net pre-tax income for the fiscal year of 2009, our taxable income as calculated under Chinese principles was considerably higher.  We are, however, enjoying an exemption from income tax granted by the government of China to businesses engaged in agricultural breeding of livestock.  But for that exemption, our income under Chinese accounting principles would  be taxed at the national rate of 25%.

During the 2009 fiscal year, Sino-Canadian J.V., the joint venture in which we hold 60% of the equity, incurred a net loss of approximately $1,076,000.   On our Statements of Operations, the 40% of that loss allocable to our joint venture partner was attributed to “Minority Interest” and added to our net income.  In the future, if Sino-Canadian realizes a net profit, the 40% of that gain allocable to our joint venture partner will likewise be deducted from our net income.  Our net income for the fiscal year of 2009, after that deduction, totaled $ 4,513,786.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the fiscal year ended on June 30, 2009, the effect of converting our financial results to Dollars was to add $190,596 to our accumulated other comprehensive income.  During fiscal 2008, when the exchange rate between the Renminbi and the Dollar was much more volatile, foreign currency translation added $529,819 to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations and by loans from our shareholders. As a result, at June 30, 2009, we had no long term debts.  We did, however, owe $11,024,211 to our officers, representing funds they loaned to SenYu during our development period.  Our officers do not intend to take any significant repayment of those loans until SenYu’s cash position is adequate to fund growth and repay the loans.

Our working capital at June 30, 2009 totaled $9,878,972, an increase of $5,503,742 from our $4,375,230 in working capital as of June 30, 2008. The increase was approximately equal to our net income -$4,513,786 - for the 2009 fiscal year.  In general, since we carry only a small amount of accounts receivable, and an inventory suitable only for sale in the current season, our working capital will tend to ebb and flow in proportion to our net income.

Included in our June 30, 2009 working capital was $20,654,804 recorded as advanced to our suppliers.  In order to raise good quality commercial hogs, and control the quality of feeding materials and procedures, we entered into a cooperation agreement with our major feedstuff supplier to provide our farmers fodder to raise their commercial hogs. The supplier can offset the loan amount from us once it delivers the farmers’ commercial hogs to us. Primarily as a result of our use of cash for this purpose, our operations provided us only $82,854 in cash, despite $4,513,786 in net income during the fiscal year of 2009.  While we continue to see opportunities for growth in the Chinese pork market, we intend to continue to devote our cash resources to expansion in this manner.

We currently have $1,097,986 in loans payable to non-affiliates, including $805,190 due to an agency of the government of Jiamusi and $292,796 due to an agency of the government of TangYuan.  All of the loans are interest-free and all of them are payable on December 31, 2009.  The payment date for each of these loans has been extended in the past, as these agencies have made the loans for the purpose of supporting our operations.  We expect the loans will again be extended, although we have not yet received a commitment in that regard.

Our business plan contemplates that we will invest approximately $15 million dollars on expansion of our facilities and increase in the roster of our franchisee farmers, in order to reach our goal of producing one million commercial hogs in 2011. Implementation of this plan will require an investment in the Company of significant funds. Our plan is to sell a portion of our equity in order to obtain the necessary funds.  To date, however, we have received no commitment from any source for funds.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2009, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  One was our determination, explained in Note 5 to the Financial Statements, to record an allowance equal to 5% of net amount of our advances to suppliers.  We calculated the reserve based on our expectation that the advances would be liquidated though operations in the ordinary course of business.  The 5% reserve, therefore, represented our evaluation of the likelihood that our operations would fail to achieve a level of productivity sufficient to permit our supplier to liquidate the advances.

The second material estimate that was subject to a high degree of uncertainty was our determination to record our inventory at cost, without a reserve.  The inventory, which primarily consists of perishable swine, is subject to the risks of disease and death, among others.  We determined, however, that the risk of mortality reducing the value of our inventory below cost was not probable.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of June 30, 2009 and 2008.

F-3	Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2009 and 2008.

F-4	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Fiscal Years Ended June 30, 2009 and 2008.

F-5	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2009 and 2008.

F-6 to F-18	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries

We have audited the accompanying balance sheets of China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries as of June 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 2009 and 2008. The management of China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries as of June 30, 2009 and 2008, and the results of its operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC

MS Group CPA LLC

Edison, New Jersey

October 10, 2009

CHINA SWINE GENETICS, INC. (F/K/A APOGEE ROBOTICS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2009	2008
Assets
Current Assets:
Cash and equivalents	$82,854	$140,270
Accounts receivable	634,550	335
Inventories	998,600	1,050,824
Advanced to suppliers, net	20,654,804	16,295,009
Prepayments and other current assets	146,789	160,837
Total Current Assets	22,517,597	17,647,275

Property, Plant, Equipment and Breeding Stock, net	2,486,610	3,883,586
Construction in Progress	-	118,730
Total Long-Term Assets	2,486,610	4,002,316

Total Assets	25,004,207	21,649,591

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	447,565	164,782
Customer deposit	4,270	-
Loans payable, net, current maturities	1,068,909	1,777,592
Loans from shareholders/officers, net	11,024,211	11,210,263
Deferred interest income	29,077	52,999
Other current liabilities	64,593	92,631
Total Current Liabilities	12,638,625	13,298,267

Loans Payable, Net, Less Current Maturities	-	265,361
Total Long-Term Liabilities	-	265,361

Total Liabilities	12,638,625	13,563,628

Minority Interest	431,447	862,174

Shareholders' Equity:
Preferred Stock, $0.001 par value, 9,995,200 shares authorized,
zero shares issued and outstanding, respectively *	-	-
Series A Convertible Preferred Stock ,$0.001 par value,
4,800 shares authorized, 4,646.05933 shares issued and
outstanding, respectively *	5	5
Common stock, $0.001 par value, 300,000,000 shares
authorized, 41,423 issued and outstanding, respectively *	41	41
Additional paid-in capital *	4,043,208	4,037,244
Reserve funds	1,874,970	1,073,349
Retained earnings	5,295,496	1,583,331
Accumulated other comprehensive income	720,415	529,819

Total Shareholders' Equity	11,934,135	7,223,789

Total Liabilities and Shareholders' Equity	$25,004,207	$21,649,591

*: As restated to show recapitalization.
See notes to consolidated financial statements.

CHINA SWINE GENETICS, INC. (F/K/A APOGEE ROBOTICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Fiscal Years Ended June 30,
	2009	2008

Revenues	$50,392,533	$10,331,062
Cost of Goods Sold	41,611,814	7,635,934
Gross Profit	8,780,719	2,695,128

Operating Expenses
Selling expenses	1,700,553	313,431
General and administrative expenses	619,490	123,570
Bad debt for advanced to suppliers	1,003,691	40,433
Total Operating Expenses	3,323,734	477,434

Income From Operating	5,456,985	2,217,694

Other Income (Expense)
Interest (expense), net	(25,128)	(13,104)
Other income (expense), net	19,893	(1,995)
Loss on fixed assets disposal	(606,179)	(283,517)
Loss on inventory disposal	(762,185)	(111,036)
Total Other Expense	(1,373,599)	(409,652)

Income Before Income Taxes	4,083,386	1,808,042
Income Tax Provision	-	-

Income before Minority Interest	4,083,386	1,808,042
Minority Interest	(430,400)	(74,511)
Net Income	$4,513,786	$1,882,553

Other Comprehensive Income:
Foreign Currency Translation Gain	190,596	529,819
Comprehensive Income	$4,704,382	$2,412,372

Net Income Per Common Share
- Basic	$108.97	$45.45
- Diluted	$0.23	$0.10

Weighted Common Shares Outstanding *
- Basic	41,423	41,423
- Diluted	19,400,004	19,400,004

*: As restated to show recapitalization.

See notes to consolidated financial statements.

CHINA SWINE GENETICS, INC. (F/K/A APOGEE ROBOTICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED JUNE 30, 2009 AND 2008

	Series A Convertible Preferred Stock		Common stock		Additional Paid-in	Reserve	Retained Earning / (Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Fund	Deficits)	Income	Equity

Balance as of June 30, 2007	-	$-	100,000	$100	$-	$-	$-	$-	$100

Acquired Senyu on February 28, 2008	-	-	-	-	4,037,190	774,127	-	-	4,811,317

Net Income	-	-	-	-	-	-	1,882,553	-	1,882,553

Appropriation of Reserve Funds	-	-	-	-	-	299,222	(299,222)	-	-

Foreign Currency Translation Gain	-	-	-	-	-	-	-	529,819	529,819

Recapitalization after Merged with Advanced Swine	4,646	5	(58,577)	(59)	54	-	-	-	-

Balance as of June 30, 2008	4,646	$5	41,423	$41	$4,037,244	$1,073,349	$1,583,331	$529,819	$7,223,789

Net Income	-	-	-	-	-	-	4,513,786	-	4,513,786

Compensation with Stock	-	-	-	-	5,964	-	-	-	5,964

Appropriation of Reserve Funds	-	-	-	-	-	801,621	(801,621)	-	-

Foreign Currency Translation Gain	-	-	-	-	-	-	-	190,596	190,596

Balance as of June 30, 2009	4,646	$5	41,423	$41	$4,043,208	$1,874,970	$5,295,496	$720,415	$11,934,135

See notes to consolidated financial statements.

CHINA SWINE GENETICS, INC. (F/K/A APOGEE ROBOTICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Fiscal Years Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net Income	$4,513,786	$1,882,553
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities
Depreciation and amortization	869,651	362,683
Bad debt adjustment	1,003,691	40,433
Welfare fee adjustment	10,131	-
Minority Interest	(430,400)	(74,511)
Compensation with stock	5,964	-
Loss on disposal of fixed assets	606,179	283,517
Loss on disposal of inventory	762,185	111,036
Changes in operating assets and liabilities:
Accounts receivable	(631,587)	(335)
Inventories	(718,236)	229,472
Advanced to suppliers	(5,274,540)	(8,414,682)
Prepayments and other current assets	14,656	128,964
Accounts payable and accrued expenses	280,929	(28,279)
Customer deposit	4,270	(110,760)
Deferred interest income	(24,042)	(20,662)
Other current liabilities	(28,306)	(100,387)
Net Cash Provided by (Used in) Operating Activities	964,331	(5,710,958)

Cash Flows From Investing Activities
Payment for purchase of equipment	(5,706)	(209,131)
Payment for construction in progress	(12,333)	(42,555)
Proceeds from sale of property and equipment	72,739	146,649
Proceeds the repayment of loans by related parties	-	3,016,401
Proceeds the repayment of loans by unrelated parties	-	1,587,017
Net Cash Provided by Investing Activities	54,700	4,498,381

Cash Flows From Financing Activities
Proceeds from loans payable	495,118	646,026
Repayment of loans payable	(1,501,803)	-
Proceeds from shareholder for subsidiary acquisition	-	233,456
Payments for loans to shareholders/officers	(174,748)	(18,384)
Proceeds the repayment of loans by shareholders/officers	95,452	10,843
Net Cash (Used in) Provided by Financing Activities	(1,085,981)	871,941

Net Decrease in Cash and Equivalents	(66,950)	(340,636)
Effect of Exchange Rate Changes on Cash	9,534	480,906
Cash and Equivalents at Beginning of Period	140,270	-
Cash and Equivalents at End of Period	$82,854	$140,270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$32,817	$10,518
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$12,411	$52,721
Construction in progress transferred out to be fixed assets	$128,642	$-
Minority shareholders contributed breeding stock	$-	$976,805
Shareholder loan to the Company to acquire net assets of its subsidiary	$-	$16,025,071

See notes to consolidated financial statements.

CHINA SWINE GENETICS, INC. (F/K/A APOGEE ROBOTICS, INC. ) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JUNE 30, 2009 AND 2008

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Swine Genetics Inc (f/k/a Apogee Robotics Inc) (the "Company") was founded as a Colorado corporation on June 29, 1983 and was reinstated by Colorado on March 15, 2007. The Company's Board of Directors and shareholders approved a change of domicile from Colorado to Delaware on December 6, 2007. In connection with the Company's change of domicile from Colorado to Delaware, the Company's authorized capital stock was changed to increase the authorized capital stock to 310,000,000 of which 300,000,000 are classified as common stock, par value $0.001 per share, and 10,000,000 are classified as Preferred Stock, par value $0.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. For at least ten years prior to August 13, 2009, the Company had not engaged in any business operations.

On August 13, 2009 China Swine Genetics Inc (f/k/a Apogee Robotics Inc.) acquired all of the outstanding capital stock of Advanced Swine Genetics, Inc., a Nevada corporation (“Advanced Swine”). In exchange for the outstanding shares of Advanced Swine, China Swine Genetics Inc (f/k/a Apogee Robotics Inc.) issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine (the “Share Exchange”).  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of China Swine Genetics Inc (f/k/a Apogee Robotics Inc.) common stock.

As permitted by Delaware General Corporation Law, in order to better represent the Company’s business, the Company has adopted a resolution to change the name of the Company from Apogee Robotics, Inc. to “China Swine Genetics, Inc. on September 9, 2009.

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It has initiated no business activity. On February 28, 2008, Advanced Swine acquired 100% ownership equity of Heilongjiang Senyu Animal Husbandry Co., Ltd. (“Senyu”). Most of Advanced Swine’s activities are conducted through its wholly own subsidiary in PRC.

Senyu was incorporated on September 3, 2004, under the law of Heilongjiang Jiamusi district of People Republic of China (“PRC”). On December 20, 2007, Advanced Swine signed a stock transfer agreement with Senyu, which contemplated that it would acquire all the ownership interest in Senyu. The certificate of approval for Senyu to accept foreign investment in PRC was issued on February 4, 2008 by the Investment Promotion Bureau of Heilongjiang Province, and the updated operation certificate of Senyu with the new shareholder’s name was issued on February 28, 2008 by Jiamusi Administration for Industry and Commerce. As a result, Senyu became a foreign wholly owned enterprise on February 28, 2008.

Senyu was originally founded with registered capital of $1,208,211(equivalent to RMB10 million) on August 27, 2004 and increased its registered capital to $6,165,762 (equivalent to RMB50 million) and $9,933,896 (equivalent to RMB80 million) on January 18 and August 29, 2006, respectively.

Senyu remained development stage and incurred minor selling expenses and significant general and administrative expenses prior to September, 2005. In September 2005, Senyu accepted its first sales order of merchandise hogs and genetic boars that rose by it, and operated its business as farmer enterprises for breeding, feeding, and marketing the grandparent and parent generation boars, and merchandise hogs.

In December 2005, Senyu established a joint venture with Polar Genetics Co., Ltd., Canada (the “foreign partner”, a Canada corporation) called Sino-Canadian Senyu-Polar Swine Genetics Company Limited (“Sino-Canadian”) with expected registered capital of $2,068,368 (equivalent to RMB16.7 million).  According to the joint venture agreement, Senyu and its foreign partner are required to contribute $1,238,543 (equivalent RMB10 million) and 600 primary genetic boars worth $829,825 (equivalent RMB6.7 million) in order to own 60% and 40% of the joint venture, respectively. This joint venture had been approved by Heilongjiang government on March 30, 2006, and the actual capital $1,246,028 (equivalent RMB10 million) was contributed by Senyu on May 22, 2006. Its foreign partner did not contribute 600 primary genetic boars worth $891,788 (equivalent RMB6.7 million) until October 12, 2007. Since China custom did not quarantine those primary genetic boars, complete the fully inspection, and release them to the Sino-Canadian until November 27, 2007, accordingly, Senyu fully owned this joint venture until November 27, 2007. This joint venture remained development stage and incurred start-up cost prior to November, 27, 2007.

2.	BASIS OF PRESENTATION

a. Fiscal year

The fiscal year of the Company ends on June 30. The accompanying consolidated financial statements of operations, statements of shareholders’ equity and comprehensive income, and cash flows include activities for the fiscal years ended June 30, 2009, and 2008.

b. Principle of consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements include the financial statements of China Swine Genetics, Inc (f/k/a Apogee Robotics, Inc.) and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying consolidated financial statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (“PRC GAAP”). Necessary adjustments were made to the Subsidiary’s statutory accounts to conform to US GAAP to be included in these consolidated financial statements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Use of estimates
The preparation of consolidated financial statements in conformity with accounting principal generally accepted in United States requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and the accompany notes. Significant estimates in 2009 and 2008 include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

b.	Cash and equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates market value.

c.	Accounts receivable
Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. As of fiscal years ended June 30, 2009 and 2008, the Company had not recorded the allowance for uncollectible accounts.

d.	Inventories
Inventories are stated at the lower of cost or market. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

e.	Advanced to suppliers, net
Advanced to suppliers are recognized and carried at the original amount advanced to suppliers less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all advances to suppliers. The estimated losses are based on a review of the current status of the existing advance amount. The allowances for doubtful accounts were $1,003,691 and $40,433 for the fiscal years ended June 30, 2009 and 2008, respectively.

f.	Property, plant, equipment and breeding stock
Depreciation of property, plant, equipment, and breeding stock is computed using the straight-line method over the estimated useful lives of assets as follows:

Years
Land improvements	10 years
Leasehold improvements	Lower of term of lease or 5 years
Buildings	10 years
Machinery and equipment	3 years to 10 years
Breeding stock	3 years to 5 years

Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred, whereas significant renewals and betterments are capitalized.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations.

g.     Impairment of long-term assets
Long-lived assets, primarily property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell.

h.     Revenue recognition
Revenues from products sales are recorded when both title to the goods and risk of ownership had transferred to the customer upon shipment, provided that no significant obligations remain. Net sales reflect units shipped at selling prices reduced by certain sales allowance.

i.      Shipping costs
The shipping and handling costs for purchased goods are allocated to cost of sales in the accompanying statement of operations for all periods presented. Shipping costs were $0 and $1,216 for the fiscal years ended June 30, 2009 and 2008, respectively.

j.      Advertising costs
Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $3.063 and $4,312 for the fiscal years ended June 30, 2009 and 2008, respectively.

k.     Research, development, and engineering costs
Research, development, and engineering costs are expensed as incurred in accordance with SFAS No. 2 “Accounting for Research and Development Costs”. Research, development, and engineering expenses primarily include payroll, contractor fees, and administrative expenses directly related to research and development support.

l.	Fair value of financial instruments
The carrying amounts of cash and equivalents, accounts receivable, advance to suppliers, prepayments and other current assets, accounts payable and accrued expenses, customer deposit, and other current liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments.

m.	Employee welfare benefit
The company has established an employee welfare plan in accordance with Chinese law and regulations. The company makes annual pre-tax contributions of 14% of all employees’ salaries. Commencing from January, 2008, per China Regulation, the Company should recognize the welfare expenses when occurred instead of accrued. The total expense for the above plan amounted to $13,023 and $0 for the fiscal years ended June 30, 2009 and 2008, respectively.

n.     Foreign currency translation
The accompanying consolidated financial statements are presented in United States dollars. The company’s functional currency is the Renminbi (“RMB”). The consolidated financial statements are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, average rates of exchange for the period for revenues, costs, and expenses, and historical capital contribution rate of exchange for capital contribution. Net gains and losses resulting from foreign exchange transactions are included in the statements of operations.

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these consolidated financial statements for the fiscal years ended June 30, 2009 and 2008.

		For The Fiscal Years Ended June 30,
		2009	2008
Assets and liabilities	the fiscal year ended rate of US	$0.14640	$0.14579	/RMB

Revenue and expenses	average rate of US	$0.14629	$0.14309	/RMB

o.     Government grant
In 2006, the Jiamusi P. R. China Government launched the “Farmers Comprehensive Development Project”, and allocated government grants to encourage the development of hog genetic quality improvement technologies. For the fiscal years ended June 30, 2009 and 2008, the Company received $7,314 (equivalent to RMB50,000) and $0 government grants under the Farmers Comprehensive Development Project, respectively.

p.	Income taxes
Income taxes represent the tax effects of transactions from changes in current taxes due and in deferred taxes. Deferred taxes arise from differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

In accordance with the relevant tax laws and regulations of the PRC, the business of agricultural breeding is exempt from Value Added Tax (“VAT”). Since the Company is a agricultural enterprise, which bred the hogs and sell them, it was entitled to be exempt from VAT. Accordingly, the Company was not subject to VAT for the fiscal years ended June 30, 2009 and 2008.

In addition, based upon the investment encouragement policy of Heilongjiang Jiamusi Local government, the Company was entitled to be fully exempt from Corporation Income Tax (“CIT”) for the first two years and a 50% reduction in CIT for the next three years, commencing from the first profitable year after offsetting all tax losses carried forward from the previous years. Since the fiscal year ended June 30, 2007 was the Company’s first profitable year, the Company was not subject to CIT in Heilongjiang Jiamusi,  P. R. China for the fiscal years ended June 30, 2007.

Commencing from January 2008, per PRC tax laws and regulations, the business of agricultural breeding of livestock was exempt from CIT. As a result, the Company was not subject to CIT for the fiscal years ended June 30, 2009 and 2008, respectively.

The Company was not subject to federal or state income taxes in the United States, since the Company did not have any net income in USA, and its China subsidiaries did not declare or pay any dividend on their common stock within the past three years, and do not foresee doing so in the foreseeable future.  The Company’s China subsidiaries intend to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

q.     Comprehensive income
SFAS 130, “Reporting Comprehensive Income”, defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners and requires that the period’s comprehensive income, its components and accumulated balances be disclosed. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

r.      Basic and diluted net income per share
The Company accounts for net income per common share in accordance with SFAS 128, “Earnings per Share” (“EPS”).  SFAS 128 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income per share is determined based on the weighted average number of common shares outstanding for the period.  Diluted net income per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised into common stock.

s.      Segment Reporting
SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”, requires disclosure of reportable segments used by management for making operating decisions and assessing performance.  Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  SFAS 131 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment, which is farmer enterprise breeding, feeding, and marketing genetic boars and commercial hogs.

t.      Stock-Based Compensation
The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

u.      New accounting pronouncements
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

4.	INVENTORIES

Inventories on June 30, 2009 and 2008 consisted of the following:

	As of June 30,
	2009	2008
Raw materials	$57,106	$97,025
Work in progress	615,487	678,687
Finished goods	326,007	275,112
Total	$998,600	$1,050,824

5.	ADVANCE TO SUPPLIERS, NET

In order to raise good quality commercial hogs, and control the quality of feeding materials and procedures, Senyu signed a cooperation agreement with Heilongjiang WangDa Feedstuff Co., Ltd. (“WangDa”), a professional feeding materials provider and a collector for good quality commercial hogs, on October 11, 2007. Pursuant to the terms of the agreement, Senyu agreed to loan money to WangDa to support WangDa’s farmers using good quality feedstuffs to raise their commercial hogs, and then sell those hogs to Senyu once they mature. WangDa can offset the loan amount from Senyu once it delivered the farmers’ commercial hogs to Senyu. In order to extend farmer- base production model and acquire significant amounts of hogs in the near future from WangDa, Senyu loaned the amounts of $21,733,623 (equivalent to RMB 148,445, 641) to WangDa as of June 30, 2009. Senyu adopted a bad debt allowance at 5% and 0.5% of the principal amount that advanced to supplier for the fiscal years ended June 30, 2009 and 2008, respectively. Accordingly, the bad debt allowances were $1,003,691 and $40,433 as of June 30, 2009 and 2008, respectively. Including the amount of advance to suppliers of the joint venture, Sino-Canadian, the Company had total net amount advanced to suppliers as of June 30, 2009 and 2008 consisted of the following:

	As of June 30,
	2009	2008
Advanced to suppliers	21,741,485	16,376,893
Less: Accumulated bad debt allowance	1,086,681	81,884
Advanced to suppliers, net	20,654,804	16,295,009

Senyu also signed a supplementary agreement with WangDa on December 12, 2008 to secure Senyu’s loan to WangDa. Pursuant to the supplementary agreement, once WangDa breached the term of cooperation agreement, Senyu can execute the following rights to secure its loans to WangDa: (1) step into WangDa’s shoes with no other condition, and acquire all creditor’s right of WangDa from contracted farmers, (2) If these creditor’s rights still could not satisfy the loss from Senyu, then Senyu will have a creditor’s right on WangDa’s assets, these assets include and not limited to the building, equipment, and working capital of WangDa.

Senyu has renewed corporation agreement with WangDa effective January 1, 2009, SenYu still finances WangDa, with fixed profit margins set by SenYu, and WangDa in turn finances the farmers, providing fodder on credit at discount rates obtained through volume purchasing power. WangDa also guarantees the repurchase of mature hogs that meet SenYu’s quality standards. Once WangDa breached the term of cooperation agreement, Senyu can still execute the above rights to secure its loans to Wangda.

6.	PREPAYMENTS AND OTHER CURRENT ASSETS

As of June 30, 2009 and 2008, prepayments and other current assets consisted of the following:

	As of June 30,
	2009	2008
Prepaid rent	$46,263	$79,066
Advance to employees	39,313	53,378
Other receivable	61,213	28,393
Total	$146,789	$160,837

7.	PROPERTY, PLANT, EQUIPMENT, AND BREEDING STOCK

Property, Improvements, Equipment, and Breeding Stock, less accumulated depreciation, consisted of the following:

	As of June 30,
	2009	2008
Land improvements	$278,173	$277,020
Leasehold improvements	65,533	65,261
Buildings	1,763,151	1,755,849
Machinery and equipment	687,065	551,405
Breeding stock	866,821	2,239,822
Sub-Total	3,660,743	4,889,357
Less: Accumulated depreciation	1,174,133	1,005,771
Total	$2,486,610	$3,883,586

Depreciation expenses for the fiscal years ended June 30, 2009 and 2008 were $869,651 and $362,683 respectively. Loss on disposal of fixed assets for the fiscal years ended June 30, 2009 and 2008 were $606,179 and $283,517 respectively.

8.	LOANS PAYABLE

Loans payable as of June 30, 2009 and, 2008 consisted of the following:

Loans payable, net, current maturities	As of June 30,
	2009	2008

On December 1 and 16, 2005, the Company obtained loans in amounts of RMB2.8 million (equivalent to $409,915 and $408,218 as of June 30, 2009 and 2008, respectively) and RMB0.7 million (equivalent to $102,479 and $102,054 as of June 30, 2009 and 2008, respectively) from Jiamusi Government Financial Bureau ("JGFB") by pledging certain buildings in Huanan, which have carrying value approximately RMB2.6 million (equivalent to $380,635 ). The term of debt was originally from October 31, 2005 to 2007. Since the Company is an agricultural enterprise and its business is supported by the Chinese Government, these loans did no bear interest, and the original due date had been extended to December 31, 2008. Furthermore, before December 31, 2008, the due dates of these loans had been rescheduled to December 31, 2009.
	$512,394	$510,272

On April 20 and September 25, 2007, the subsidiary of the Company, Sino-Canadian, obtained loans in amounts of RMB1.5 million (equivalent to $219,597 and $218,688 as of June 30, 2009 and 2008, respectively) and RMB0.5 million (equivalent to $73,199 and $72,895 as of June 30, 2009 and 2008, respectively) from TangYuan Government Financial Bureau ("TGFB") by pledging certain buildings in Heijinhe, which have carrying value approximately RMB5.1 million (equivalent to $746,630 ). The term of debt was originally from January 1, 2007 to December 31, 2008. Since the Chinese government supports the Company's business, these loans did not bear interest and all of their due dates had been extended to December 31, 2009.
	292,796	291,583

On May 9, 2007, the Company obtained a loan in amount of RMB2 million (equivalent to $292,796 and $291,583 as of June 30, 2009 and 2008, respectively) from JGFB by pledging certain buildings in Huanan, which have carrying value of approximately RMB1.5 million (equivalent to $219,597 ). The term of debt was originally from January 1, 2007 to December 31, 2008. Since the government support the Company's business, this loan did not bear interest and the due date had been extended to December 31, 2009 by JGFB on June 16, 2008.	292,796	-

On September 27, 2007, the subsidiary of the Company, Sino-Canadian, obtained a short-term loan of RMB3 million (equivalent to $437,375) from the Jiamusi branch of China Agriculture Development Bank. This loan had been guarantied by the Company. The interest rate for this loan is 7.29% per year, and due on September 26, 2008. This loan had been fully paid off in September 2008.	-	437,375

Commencing from May 2008, the subsidiary of the Company, Sino-Canadian, borrowed certain short-term loans from Mr. Zhifeng Wang, an unrelated party. These short-term loans were accumulated to the amounts of RMB7,258,348.10 (equivalent to $1,062,996 ) and RMB3,876,348 (equivalent to $565,139) as of November 27, 2008 and June 30, 2008. The interest rate of these loans is 8% per year, and these loans had been fully paid off on November 28, 2008.	-	565,139
Total loans payable, current maturities	$1,097,986	$1,804,369
Less: discount on loans payable, current	29,077	26,777
Total loans payable, net, current maturities	$1,068,909	$1,777,592

Loans payable, net, less current maturities	As of June 30,
	2009	2008

On May 9, 2007, the Company obtained a loan in amount of RMB2 million (equivalent to $292,670 and $291,583 as of June 30, 2009 and 2008, respectively) from JGFB by pledging certain buildings in Huanan, which have carrying value approximately RMB1.5 million (equivalent to $220,916 ). The term of debt was from January 1, 2007 to December 31, 2008. Since the government supports the Company's business, this loan did not bear interest and the due date had been extended to December 31, 2009 by JGFB on June 16, 2008.	$-	$291,583
Total loans payable, less current maturities	$-	291,583
Less: discount on loans payable, less current maturities	-	26,222
Total loans payable, net, less current maturities	$-	$265,361

9.	LOANS FROM SHAREHOLDERS/OFFICERS, NET

Amounts loaned by shareholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of June 30, 2009 and 2008, the total net amounts of loans from the shareholders/officers were $11,024,211 and $11,210,263, respectively, which represented the net amounts lent by shareholders/officers to the Company.

10.	COMMITMENTS

The Company enters into forward commercial hog sales contracts with its major customers to decrease its market risk in the ordinary course of business. The Company utilizes forward contracts to establish adequate sales to minimize the risk of market fluctuations. The Company continually monitors its overall market position and fair value. The contracts information listed as follows:

Contract #	Sales Contracts	Client's Name	Contract Term	Sales Quantities
1	Merchandise hogs sales	Beijing Da Hongmen	from September 28, 2008	80 thousand hogs per year
to September 28, 2009

2	Merchandise hogs sales	Beijing Fifth Meat Processing Factory	from August 29, 2008	150 thousand hogs per year
to August 28, 2009

	Sales Price	Hog Average Weight	Hogs Quality	Penalty
1	market value in Beijing area	From 75 to 90kg	second or/and third generation	1% penalty if the merchandises
			of merchandise hogs	hogs delivered late

2	market value in Beijing area	From 75 to 90kg	second or/and third generation	1% penalty if the merchandises
			of merchandise hogs	hogs delivered late

The Company leases office space, employee living space, and certain pigsties under non-cancelable operating leases. The rental expenses under operating leases were $183,912 and $45,677 in the fiscal years ended June 30, 2009 and 2008, respectively. Future minimum rental commitments on June 30, 2009, are as follows:

For The Fiscal Years Ending June 30,	Amount
2010	$186,153
2011	97,852
2012	4,512
2013	1,895
2014	1,895
Thereafter	29,280
Total minimum payments required	$321,587

11.	STOCKHOLDERS’ EQUITY

a.           Series A Convertible Preferred Stock

In exchange for the outstanding shares of Advanced Swine, the Company issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine (the “Share Exchange”).  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of common stock of China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.). There were 4,800 shares of Series A Preferred Shares authorized, with par value $0.001 per share, as of June 30, 2009 and 2008, respectively.

Upon completion of the Share Exchange, there were 4,646.05933 outstanding shares of Series A Convertible Preferred Stock that are convertible into 19,358,581 shares of common stock.  The Series A Preferred Shares have voting rights equal to the number of common shares into which they are convertible.

 If a dividend is declared, the holder of Series A Convertible Preferred Stock will be entitled to participate in the dividend as if the shares had been converted to common stock.  In the event of a liquidation of China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc), the holder of each share of Series A Convertible Preferred Stock will receive $.01 per share, then participate in the liquidation as if the Series A shares had been converted to common stock.  The holder of Series A Preferred Shares has voting rights equal to the number of common shares into which the Series A shares are convertible.  China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc) may redeem the Series A Convertible Preferred Stock for a price of $.01 per share at any time when there is sufficient authorized common stock for conversion of the Series A shares.

b.           Preferred Stock

The Board of Directors of the Company is authorized to designate the preferred stock in classes, and to determine the rights, privileges and limitations of the shares in each class. There were 9,995,200 share of Preferred Stock authorized, par value $0.001 per share, and zero share of Preferred Stock outstanding and issued as of June 30, 2009 and 2008, respectively.

c.           Common Stock

After the change of domicile from Colorado to Delaware on December 6, 2007, the Company had 300,000,000 authorized shares common stock, with par value $0.001 per share. After recapitalization, the Company had 41,423 shares of common stock outstanding and issued as of June 30, 2009 and 2008, respectively.

Holders of the Company are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders.  There is no cumulative voting in the election of directors.  Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of the Company, to share proportionally in all assets remaining after payment of liabilities.  The holders of Common Stock have no pre-emptive or conversions rights and are not subject to further calls or assessments.  There are no redemption or sinking fund provisions applicable to the Common Stock.

d.           Reverse Stock Split

Effective on September 30, 2009 the Company implemented a reverse split of its common stock. No fractional shares or scrip were issued; rather, in the case of each shareholder who held less than one whole share or held 100 or more shares after the Reverse Split, the Company will purchase any fractional share resulting from the Reverse Split for $5.28 per share.  In the case of each shareholder who would otherwise hold at least one but fewer than 100 shares as a result of the Reverse Split, the Company will issue a number of shares equal to the difference between the shares held by the shareholder and 100, so that each such shareholder will own 100 whole shares.

All presentations regarding outstanding common stock in these financial statements have been adjusted to reflect the reverse stock split as if it had occurred on July 1, 2007.

e.           Additional Paid-In Capital

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There were $4,043,208 and $4,037,244 additional paid-in capital as of fiscal years ended June 30, 2009 and 2008, respectively.

12.	CONCENTRATION OF BUSINESS

a.           Financial Risks

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

The Company advances funds to its supplier, WangDa. The Company also performs ongoing credit evaluations of its advances and maintains allowances for doubtful amounts based on factors surrounding the credit risk of its suppliers.

b.           Major Customers

The following summarizes sales to major customers (each represented 10% or more of the Company’s total sales revenues):

	Sales to	Number of	Percentage of
For The Fiscal Years Ended June 30,	Major Customers	Customers	Total Sales Revenue
2009	$47,506,604	2	94.27%
2008	$8,617,996	1	83.42%

c.           Major Suppliers

The following summarizes purchased from major suppliers (each represented 10% or more of purchased):

	Purchase from	Number of	Percentage of
For The Fiscal Years Ended June 30,	Major Suppliers	Suppliers	Total Purchases
2009	$40,933,450	1	99.64%
2008	$5,303,377	1	98.83%

13.	GEOGRAPHICAL RISKS
Since the Company’s operations and assets are located in the PRC, it is subject to considerations and risks atypical to those in the United States, including changes in the political, economic, social, legal, and tax environments in PRC, as well as changes inflation and interest rates. Changes in laws and regulations concerning PRC’s purchases and sales genetic boars, and merchandise hogs could significantly affect the Company’s future operating results and financial position.

14.	SUBSEQUENT EVENTS

On September 21, 2009, Mr. Ligang Shang, who had been serving as the sole officer and sole director of the Company, expanded the size of the Board of Directors to three, and the Board of Directors had elected Mr. Zhenyu Shang and Mrs. Tongyu Zhang to serve as the members of the Board of Directors. The Board then elected Mr. Zhenyu Shang, Mrs. Tongyu Zhang, and Ligang Shang to serve as Chief Executive Officer, Chief Financial Officer, and Chief Operations Officer, respectively.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.            CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in Internal Controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weaknesses in our internal control over financial reporting.  This material weakness consisted of:

a.           Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Jiamusi.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Jiamusi office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2009.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

	Position/Title	Age	Director Since
Zhenyu Shang	Chairman, Chief Executive Officer	35	2009
Tongyu Zhang	Director/Chief Financial Officer	37	2009
Ligang Shang	Director/Vice President/ Chief Operations Officer/Secretary	49	2008

The following sets forth biographical information regarding the Company’s directors.

Zhenyu Shang.  Mr. Shang is the founder and chief executive officer of Heilongjiang SenYu Animal Husbandry Co., Ltd. (“SenYu”), our operating subsidiary.  Mr. Shang also serves as Chairman of SenYu’s Sino-Canadian joint venture, Heilongjiang Sino-Canadian SenYu-Polar Swine Genetics Co., Ltd.   Prior to founding SenYu in 2004, Mr. Shang was employed as Chairman of Heilongjiang SenYu Real Estate Co., Ltd. a company he founded in 2000.  From 1995 until 2000 Mr. Shang was employed as Chairman of Heilongjiang SenYu Construction and Machinery Co., Ltd., which he also founded.  In 1991 Mr. Shang was awarded a bachelor’s degree by the Heilongjiang Administrative Institute of Politics and Law.  Mr. Shang is the nephew of Ligang Shang, the Company’s COO and member of the Board.

Tongyu Zhang.  Ms. Zhang has been employed by SenYu as an accountant since 2004.  Since 2006 she has held the post of Chief Financial Officer for SenYu.  Prior to joining SenYu, Ms. Zhang was employed as an accountant in a number of positions:  as accountant in charge in the Seeds Company of the Rice Research Instutute (2000 - 2004); as accountant in charge in the Agricultural Reclamation Freight Port (1997 - 2000); and as accountant in the Sales Department of Agricultural Reclamation Materials (1995 - 1997).  Ms. Zhang was awarded a bachelor’s degree with a concentration in accounting by the Heilongjiang College of Education.

Ligang Shang.  Mr. Shang has been employed since 2007 as President of Advanced Swine Breeding Genetics Inc., a holding company engaged in acquiring companies engaged in the pig industry.  From 2001 to 2006 Mr. Shang was employed as Managing Director of East West Global Tours, a company engaged in the travel and tour business.  From 1998 to 2000 Mr. Shang was employed as Vice President of G&C Development, Inc., a company engaged in providing agricultural training.  In 1982 Ligang Shang was awarded a Bachelor’s Degree with a concentration in Information Science by the Harbin Shipbuilding Engineering University in Harbin, China.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee.

Due to the small size of our Board of Directors, we have not constituted an audit committee, a compensation committee or a nominating committee.  Decisions regarding nominations to the Board will be made by all currently-serving members of the Board.  For the same reason, we do not have an audit committee financial expert among the members of our Board of Directors.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2009, except that Ligang Shang was late in filing his Form 3.

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the companies that are currently subsidiaries of China Swine to Zhenyu Shang, the Company’s Chief Executive Officer, and to Tongyu Zhang, its Chief Financial Officer, for services rendered in all capacities to the Company during the years ended June 30, 2009, 2008 and 2007.  There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2009 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhenyu Shang	2009	$6,320	--	--	--	--
	2008	$5,476	--	--	--	--
	2007	$2,252	--	--	--	--

Tongyu Zhang	2009	$3,844	--	--	--	--
	2008	$2,712	--	--	--	--
	2007	$2,141	--	--	--	--

Employment Agreements

The Company has three executive officers:  Messrs Zhenyu Shang, Tongyu Zhang and Ligang Shang.  All of our officers and directors serve on an at-will basis.

Compensation of Directors

Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  We currently have no directors who are not also employees.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer and Chief Financial Officer during the year ended June 30, 2009 and those options held by him and her on June 30, 2009.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Zhenyu Shang	--	--	--	--	--	--
Tongyu Zhang	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended June 30, 2009 and held by them unvested at June 30, 2009.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhenyu Shang	--	--
Tongyu Zhang	--	--

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Zhenyu Shang, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

There are 41,423 shares of our common stock outstanding on the date of this report.  There were also outstanding shares of Series A Convertible Preferred Stock that are convertible into 19,358,581 shares of common stock.  The Series A Preferred Shares have voting rights equal to the number of common shares into which they are convertible.  The following table sets forth information known to us with respect to the beneficial ownership of our common stock, assuming full conversion of the Series A Preferred Stock,  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(3)	Percentage of Class
Zhenyu Shang(1)	0	--
Tongyu Zhang(1)	0	--
Ligang Shang(2)	15,680,450	80.8%
Sino Group Investment Limited(4)	1,839,066	9.5%
All officers and directors as a group (3 persons)	15,680,450	80.8%
________________________________
(1)	The address for Zhenyu Shang and Tongyu Zhang is SenYu’s address in Jianusi.
(2)	Mr. Shang’s address is 1077 Ala Napunani Street, Honolulu, HI 96818.
(3)	All shares are owned both of record and beneficially.
(4)
Sino Group Investment Limited is a BVI Business Company organized in the British Virgin Islands.  Its address is Mill Mall, Suite 6, Wickham’s Cay 1, Road Town, Tortola, British Virgin Islands.  Yu Jing has voting and dispositive control over the shares owned by Sino Group Investment Limited.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Ligang Shang, the majority shareholder of China Swine, was also the major shareholder of Advanced Swine until the Share Exchange. In order to support Advanced Swine’s operations, Ligang Shang has made loans to Advanced Swine, the net amount of which was $11,167,236 as of June 30, 2009. This loan is unsecured, non-interest bearing, and has no set repayment date.

Zhenyu Shang, the Chief Executive Officer of China Swine and of SenYu, has borrowed funds from SenYu and from Sino-Canadian J.V. as of June 30, 2009.  The net amount of the loans as of June 30, 2009 was $104,522 and $14,376, respecitively.  The loans are unsecured, non-interest bearing, and have no set repayment date.

Peng Cheng, an officer of SenYu, has borrowed the net amount of of $28,709 from SenYu and has advanced the net amount of $4,582 to Sino-Canadian J.V. as of June 30, 2009.  The loans are unsecured, non-interest bearing, and have no set repayment date.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

MS Group CPA LLC has been the independent accountant for Advanced Swine Genetics, Inc. and its subsidiaries since 2007.  In August 2009, when China Swine acquired Advanced Swine Genetics, Inc., MS Group CPA LLC became the independent accountant for China Swine.

Audit Fees

MS Group CPA LLC billed $70,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2009.

Audit-Related Fees

MS Group CPA LLC billed $0 to the Company during 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.

Tax Fees

MS Group CPA LLC billed $0 to the Company during fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

MS Group CPA LLC billed $0 to the Company in fiscal 2009 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by MS Group CPA LLC.

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

3-a	Certificate of Incorporation - filed as an exhibit to the Annual Report on Form 10-KSB filed on October 14, 2008 and incorporated herein by reference.

3-a(1)
Certificate of Amendment of Certificate of Incorporation, effective on September 30, 2009 - filed as an exhibit to the Current Report on Form 8-K dated September 30, 2009 and filed on October 13, 2009 and incorporated herein by reference.

3-a(2)
Certificate of Designation of Series A Convertible Preferred Stock - filed as an exhibit to the Current Report on Form 8-K dated August 12, 2009 and filed on August 13, 2009 and incorporated herein by reference.

3-b	Bylaws - - filed as an exhibit to the Annual Report on Form 10-KSB filed on October 14, 2008 and incorporated herein by reference.

21	Subsidiaries – Advanced Swine Genetics, Inc., a Delaware corporation
   –   Heilongjiang SenYu Animal Husbandry Co., Ltd., a PRC operation company

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SWINE GENETICS, INC.

Date: October 13, 2009	By: /s/ Zhenyu Shang
Zhenyu Shang, Chief Executive Officer

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhenyu Shang	October 13, 2009
Zhenyu Shang
Director, Chief Executive Officer

/s/ Tonyu Zhang	October 13, 2009
Tongyu Zhang
Director, Chief Financial and Accounting Officer

/s/ Ligang Shang	October 13, 2009
Ligang Shang, Director