Form 10-Q
period 2009-09-30
CHINA SWINE GENETICS, INC.
filed 2009-11-16
CIK 724915

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

Commission File Number 0-12792

CHINA SWINE GENETICS, INC.
(Name of Registrant as Specified in its Charter)

Delaware	84-0916585
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1077 Ala Napunani Street, Honolulu, HI 96818
(Address of principal executive offices)
808-429-5954
(Issuer's telephone number)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes                No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer       Accelerated filer      Non-accelerated filer        Small reporting company  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: On November13, 2009, there were 20,031,181 shares of Common Stock, par value $.001 per share, outstanding.

CHINA SWINE GENETICS, INC.

FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Part I
Financial Information
Item 1.  Financial Statements

China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and equivalents	$1,090,470	$82,854
Accounts receivable	-	634,550
Inventories	784,841	998,600
Advanced to suppliers, net	24,309,278	20,654,804
Prepayments and other current assets	94,023	146,789
Total Current Assets	26,278,612	22,517,597

Property, Plant, Equipment and Breeding Stock, net	2,264,215	2,486,610
Total Long-Term Assets	2,264,215	2,486,610

Total Assets	28,542,827	25,004,207

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	364,388	447,565
Customer deposit	28,868	4,270
Loans payable, net, current maturities	1,084,139	1,068,909
Loans from shareholders/officers, net	-	11,024,211
Deferred interest income	14,548	29,077
Other current liabilities	41,995	64,593
Total Current Liabilities	1,533,938	12,638,625

Total Liabilities	1,533,938	12,638,625

Equity:
China Swine Genetics Inc. Shareholders' Equity:
Preferred Stock, $0.001 par value, 9,995,200 shares authorized,
zero shares issued and outstanding, respectively *	-	-
Series A Convertible Preferred Stock ,$0.001 par value,
4,800 shares authorized, 4,646.05933 shares issued and
outstanding, respectively *	5	5
Common stock, $0.001 par value, 300,000,000 shares
authorized, 72,598 issued and outstanding, respectively *	73	73
Additional paid-in capital *	15,212,412	4,043,176
Reserve funds	2,434,675	1,874,970
Retained earnings	8,296,266	5,295,496
Accumulated other comprehensive income	737,825	720,415
Total China Swine Genetics Inc. Shareholders' Equity	26,681,256	11,934,135
Noncontrolling Interest	327,633	431,447
Total Equity	27,008,889	12,365,582

Total Liabilities and Equity	$28,542,827	$25,004,207

*: As restated to show recapitalization and reverse split.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For Three Months Ended September 30,
	2009	2008
	Unaudited	Unaudited

Revenues	$21,895,508	$11,514,522
Cost of Goods Sold	17,167,862	9,301,840
Gross Profit	4,727,646	2,212,682

Operating Expenses
Selling expenses	671,363	387,757
General and administrative expenses	68,172	163,465
Bad debt for advanced to suppliers	178,830	3,753
Total Operating Expenses	918,365	554,975

Income From Operations	3,809,281	1,657,707

Other Income (Expenses)
Interest income (expenses), net	554	(19,220)
Other expenses, net	(6,242)	(819)
Loss on fixed assets disposal	(107,753)	(100,643)
Loss on inventory disposal	(239,179)	(60,034)
Total Other Expenses	(352,620)	(180,716)

Income Before Income Taxes	3,456,661	1,476,991
Income Tax Provision	-	-

Net Income Before Noncontrolling Interest	3,456,661	1,476,991

Less: Net income attributable to the noncontrolling interest	(103,814)	(56,064)

Net Income Attributable to China Swine Genetics Inc	$3,560,475	$1,533,055

Earnings Per Share:
- Basic	$49.04	$21.12
- Diluted	$0.18	$0.08

Weighted Common Shares Outstanding *
- Basic	72,598	72,598
- Diluted	20,031,181	20,031,181

*: As restated to show recapitalization and reverse split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$3,456,661	$1,476,991
Other Comprehensive (Loss) Income:
Foreign Currency Translation Income	17,410	207,877
Comprehensive Income	$3,474,071	$1,684,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For Three Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
Cash Flows From Operating Activities
Net Income	$3,560,475	$1,533,055
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	131,668	241,149
Bad debt adjustment	178,830	3,753
Net income attributable to noncontrolling interest	(103,814)	(56,064)
Loss on disposal of fixed assets	107,753	100,643
Loss on disposal of inventory	239,179	60,034
Changes in operating assets and liabilities:
Accounts receivable	634,550	335
Inventories	(29,720)	(573,814)
Advanced to suppliers	(3,817,792)	(748,333)
Prepayments and other current assets	52,826	(7,622)
Accounts payable and accrued expenses	(83,410)	208,771
Customer deposit	24,580	30,616
Deferred interest income	(14,538)	(17,759)
Other current liabilities	(22,625)	7,842
Net Cash Provided by Operating Activities	857,962	782,606

Cash Flows From Investing Activities
Payment for purchase of equipment	(34,571)	(3,944)
Payment for construction in progress	-	(7,609)
Proceeds from sale of property and equipment	23,760	27,018
Net Cash (Used in) Provided by Investing Activities	(10,811)	15,465

Cash Flows From Financing Activities
Proceeds from loans payable	-	497,356
Repayment of loans payable	-	(441,833)
Proceeds from discount on loan payable	14,538	17,759
Payments for loans to shareholders/officers	(4,585)	(31,665)
Proceeds the repayment of loans by shareholders/officers	147,701	29,910
Net Cash Provided by Financing Activities	157,654	71,527

Net Increase in Cash and Equivalents	1,004,804	869,598
Effect of Exchange Rate Changes on Cash	2,811	3,485
Cash and Equivalents at Beginning of Period	82,854	140,270
Cash and Equivalents at End of Period	$1,090,470	$1,013,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$8,174
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$4,801	$11,601
Construction in progress transferred out to be fixed assets	$-	$113,749
Majority shareholder gave up debt of the Company	$11,169,236	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Swine Genetics Inc (f/k/a Apogee Robotics, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Interim financial statements:

The unaudited condensed consolidated financial statements of China Swine Genetics Inc (f/k/a Apogee Robotics, Inc.) (the "Company") and subsidiary have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

2.	Organization and Nature of Operations

China Swine Genetics Inc (f/k/a Apogee Robotics, Inc.) (the "Company") was founded as a Colorado corporation on June 29, 1983 and was reinstated by Colorado on March 15, 2007. The Company's Board of Directors and shareholders approved a change of domicile from Colorado to Delaware on December 6, 2007. In connection with the Company's change of domicile from Colorado to Delaware, the Company's authorized capital stock was changed to increase the authorized capital stock to 310,000,000 of which 300,000,000 are classified as common stock, par value $0.001 per share, and 10,000,000 are classified as Preferred Stock, par value $0.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. For at least ten years prior to August 13, 2009, the Company had not engaged in any business operations.

On August 13, 2009 China Swine Genetics Inc (f/k/a Apogee Robotics Inc.) acquired all of the outstanding capital stock of Advanced Swine Genetics, Inc., a Nevada corporation (“Advanced Swine”). In exchange for the outstanding shares of Advanced Swine, China Swine Genetics Inc (f/k/a Apogee Robotics Inc.) issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine (the “Share Exchange”).  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.6666) shares of China Swine Genetics Inc (f/k/a Apogee Robotics Inc.) common stock.

As permitted by Delaware General Corporation Law, in order to better represent the Company’s business, the Company has adopted a resolution to change the name of the Company from Apogee Robotics, Inc. to “China Swine Genetics, Inc.” The Certificate of Amendment of Certificate of Incorporation was filed on September 9, 2009, effective on September 30, 2009.

Concurrent with the name change, a 1 for 24 reverse split was effected on September 30, 2009.  Shareholders with 1 or more but fewer than 100 shares after the reverse split were issued shares to increase their holdings to 100 shares.  All other fractional shares resulting from the reverse split were purchased by the Company for $5.28 per share.

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It has initiated no business activity. On February 28, 2008, Advanced Swine acquired 100% ownership equity of Heilongjiang Senyu Animal Husbandry Co., Ltd. (“Senyu”). Most of Advanced Swine’s activities are conducted through its wholly own subsidiary in PRC.

Senyu was incorporated on September 3, 2004, under the law of Heilongjiang Jiamusi District of the People Republic of China (“PRC”). On December 20, 2007, Advanced Swine signed a stock transfer agreement with Senyu, which contemplated that it would acquire all the ownership interest in Senyu. The certificate of approval for Senyu to accept foreign investment in PRC was issued on February 4, 2008 by the Investment Promotion Bureau of Heilongjiang Province, and the updated operation certificate of Senyu with the new shareholder’s name was issued on February 28, 2008 by Jiamusi Administration for Industry and Commerce. As a result, Senyu became a foreign wholly owned enterprise on February 28, 2008.

Senyu was originally founded with registered capital of $1,208,211(equivalent to RMB10 million) on August 27, 2004 and increased its registered capital to $6,165,762 (equivalent to RMB50 million) and $9,933,896 (equivalent to RMB80 million) on January 18 and August 29, 2006, respectively.

Senyu remained development stage and incurred minor selling expenses and significant general and administrative expenses prior to September, 2005. In September 2005, Senyu accepted its order for the sale of merchandise hogs and genetic boars that it had raised.  Since then Senyu has  operated its business as a farmer enterprise for breeding, feeding, and marketing the grandparent and parent generation boars, and merchandise hogs.

In December 2005, Senyu established a joint venture with Polar Genetics Co., Ltd., a Canadian corporation (the “foreign partner”), called Sino-Canadian Senyu-Polar Swine Genetics Company Limited (“Sino-Canadian”) with expected registered capital of $2,068,368 (equivalent to RMB16.7 million).  According to the joint venture agreement, Senyu and its foreign partner are required to contribute $1,238,543 (equivalent RMB10 million) and 600 primary genetic boars worth $829,825 (equivalent RMB6.7 million) in order to own 60% and 40% of the joint venture, respectively. This joint venture had been approved by Heilongjiang government on March 30, 2006, and the actual capital $1,246,028 (equivalent RMB10 million) was contributed by Senyu on May 22, 2006. Its foreign partner did not contribute 600 primary genetic boars worth $891,788 (equivalent RMB6.7 million) until October 12, 2007, which, due to customs processing, were not released to the Sino-Canadian until November 27, 2007.  Accordingly, Senyu fully owned this joint venture until November 27, 2007. This joint venture remained development stage and incurred start-up cost prior to November, 27, 2007

3.	Basis of Presentation

a.	Fiscal Year
The Company’s fiscal year ended on June 30. The accompanying condensed consolidated financial statements of operations and cash flows included activities for the three months ended September 30, 2009 and 2008, respectively.

b.	Principle of Consolidation

The accompanying unaudited condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The unaudited condensed consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements include the financial statements of China Swine Genetics, Inc (f/k/a Apogee Robotics, Inc.) and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (“PRC GAAP”). Necessary adjustments were made to the Subsidiary’s statutory accounts to conform to US GAAP to be included in these consolidated financial statements.

4.	Summary of Significant Accounting Policies

a.	Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with accounting principal generally accepted in United States requires management to make estimates and assumptions that affect the amount reported in the unaudited condensed consolidated financial statements and the accompany notes. Significant estimates in 2009 and 2008 include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

b.	Foreign Currency Translation
The accompanying unaudited condensed consolidated financial statements are presented in United States dollars. The Company’s functional currency is the Renminbi (“RMB”). The unaudited condensed consolidated financial statements are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, average rates of exchange for the period for revenues, costs, and expenses, and historical capital contribution rate of exchange for capital contribution. Net gains and losses resulting from foreign exchange transactions are included in the statements of operations.

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these condensed consolidated financial statements for the three months ended September 30, 2009 and 2008, respectively.

		For The Three Months Ended September 30,
		2009	2008
Assets and liabilities	the three months ended rate of US	$0.14649	$0.14728	/RMB

Revenue and expenses	average rate of US	$0.14639	$0.14625	/RMB

c.	Revenue Recognition
Revenues from products sales are recorded when both title to the goods and risk of ownership have transferred to the customer upon shipment, provided that no significant obligations remain. Net sales reflect units shipped at selling prices reduced by certain sales allowances.

d.	Income Taxes
The Company and its USA subsidiary, Advanced Swine, are subjected to U.S. federal income taxes, and State of Delaware and State of Nevada annual franchise tax, respectively. Its PRC subsidiaries were exempt from the income tax per PRC tax laws and regulation that exempt companies engaged in the agricultural breeding of livestock.  Therefore, for the three months ended September 30, 2009 and 2008, the Company was not subject to any income taxes.

The Company follows ASC 740 - “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

e.	Recent Accounting Pronouncements
In June 2009, the FASB issued ASC 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of ASC 810 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position.

5.	Inventories

Inventories on September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
Raw materials	$56,045	$57,106
Work in progress	591,127	615,487
Finished goods	137,669	326,007
Total	$784,841	$998,600

6.	Advanced to suppliers, net

In order to raise good quality commercial hogs, and control the quality of feeding materials and procedures, Senyu signed a cooperation agreement with Heilongjiang WangDa Feedstuff Co., Ltd. (“WangDa”), a professional feeding materials provider and a purchasing agent for good quality commercial hogs, on October 11, 2007. Pursuant to the terms of the agreement, Senyu agreed to loan money to WangDa to support WangDa’s farmers using good quality feedstuffs to raise their commercial hogs, and then sell those hogs to Senyu once they mature. WangDa can offset the loan amount from Senyu once it delivered the farmers’ commercial hogs to Senyu. In order to extend farmer- base production model and acquire significant amounts of hogs in the near future from WangDa, Senyu loaned the amounts of $25,326,489 (equivalent to approximately RMB 172.89 million) to WangDa as of September 30, 2009. Senyu adopted a bad debt allowance of 5% of the principal amount that it advanced to the supplier for the three months ended September 30, 2009 and for the fiscal year ended June 30, 2009. Accordingly, the bad debt allowances were $1,266,324 and $1,086,681 as of September 30, 2009 and June 30, 2009, respectively. Including the amount of advance to suppliers by the joint venture, Sino-Canadian, the Company had total net amount advanced to suppliers as of September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
Advanced to suppliers	25,575,602	21,741,485
Less: Accumulated bad debt allowance	1,266,324	1,086,681
Advanced to suppliers, net	24,309,278	20,654,804

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

Senyu has renewed corporation agreement with WangDa effective January 1, 2009. SenYu still finances WangDa, with fixed profit margins set by SenYu, and WangDa in turn finances the farmers, providing fodder on credit at discount rates obtained through volume purchasing power. WangDa also guarantees the repurchase of mature hogs that meet SenYu’s quality standards. Once WangDa breached the term of cooperation agreement, Senyu can still execute the above rights to secure its loans to Wangda.

7.	Prepayments and Other Current Assets

As of September 30, 2009 and June 30, 2009, prepayments and other current assets consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
Prepaid rent	$61,881	$46,263
Advance to employees	15,230	39,313
Other receivable	16,912	61,213
Total	$94,023	$146,789

8.	Property, Plant, Equipment, and Breeding Stock, net

Property, Improvements, Equipment, and Breeding Stock, less accumulated depreciation, consisted of the following:

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
Land improvements	$278,350	$278,173
Leasehold improvements	100,146	65,533
Buildings	1,764,277	1,763,151
Machinery and equipment	687,505	687,065
Breeding stock	491,358	866,821
Sub-Total	3,321,636	3,660,743
Less: Accumulated depreciation	1,057,421	1,174,133
Total	$2,264,215	$2,486,610

Depreciation expenses for the three months ended September 30, 2009 and 2008 were $131,668 and $241,149 respectively. Loss on disposal of fixed assets for the three months ended September 30, 2009 and 2008 was $107,753 and $100,643 respectively.

9 .	Loan payable

Loan payable as of September 30, 2009 and June 30, 2008 consisted of the following:
Loans payable, net, current maturities
	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)

On December 1 and 16, 2005, the Company obtained loans in amounts of  RMB2.8 million (equivalent to $410,176 and $409,915 as of September 30, 2009 and June 30, 2009, respectively) and RMB0.7 million (equivalent to $102,545 and $102,479 as of September 30, 2009 and June 30, 2009, respectively) from Jiamusi Government Financial Bureau ("JGFB") by pledging certain buildings in Huanan, which have a carrying value of approximately RMB2.6 million (equivalent to $380,878 ). The term of the debt was originally from October 31, 2005 to 2007. Since the Company is an agricultural enterprise and its business is supported by the Chinese Government, these loans do not bear interest, and the original due date had been extended to December 31, 2008. Furthermore, before December 31, 2008, the due dates of these loans have been rescheduled to December 31, 2009.
	$512,721	$512,394

On April 20 and September 25, 2007, the subsidiary of the Company, Sino-Canadian, obtained loans in amounts of RMB1.5 million (equivalent to $219,737 and $219,597 as of September 30, 2009 and June 30, 2009, respectively) and RMB0.5 million (equivalent to $73,246 and $73,199 as of September 30, 2009 and June 30, 2009, respectively) from TangYuan Government Financial Bureau ("TGFB") by pledging certain buildings in Heijinhe, which have a carrying value of approximately RMB5.1 million (equivalent to $747,107 ). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the Chinese government supports the Company's business, these loans do not bear interest and all of their due dates have been extended to December 31, 2009.
	292,983	292,796

On May 9, 2007, the Company obtained a loan in amount of RMB2 million (equivalent to $292,983 and $292,796 as of September 30, 2009 and June 30, 2009, respectively) from JGFB by pledging certain buildings in Huanan, which have a carrying value of approximately RMB1.5 million (equivalent to $219,737 ). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the government support the Company's business, this loan does not bear interest and the due date have been extended to December 31, 2009 by JGFB on June 16, 2008.	292,983	292,796

Total loans payable, current maturities	$1,098,687	$1,097,986
Less: discount on loans payable, current	14,548	29,077
Total loans payable, net, current maturities	$1,084,139	$1,068,909

10.	Loan from Shareholders/Officers, Net

Amounts loan from shareholders/officers are unsecured, non-interest bearing, and have no set repayment date.

At the end of the fiscal quarter, in order to increase the working capital of the Company, the majority shareholder, Mr. Ligang Shang, waived his right to collect the Company’s debt to him in amount of $11,169,236.  That sum was added to paid-in capital as of September 30, 2009.

11.	Commitments
The Company enters into forward commercial hog sales contracts with its major customers to decrease its market risk in the ordinary course of business. The Company utilizes forward contracts to establish adequate sales to minimize the risk of market fluctuations. The Company continually monitors its overall market position and fair value. The contracts information listed as follows:

Contract #	Sales Contracts	Client's Name	Contract Term	Sales Quantities
1	Merchandise hogs sales	Beijing Da Hongmen	from September 28, 2009	120 thousand hogs per year
to September 28, 2010

2	Merchandise hogs sales	Beijing Fifth Meat Processing Factory	from August 29, 2009	180 thousand hogs per year
to August 28, 2010

	Sales Price	Hog Average Weight	Hogs Quality	Penalty
1	market value in Beijing area	From 75 to 90kg	second or/and third generation	1% penalty if the merchandise
			of merchandise hogs	hogs delivered late

2	market value in Beijing area	From 75 to 90kg	second or/and third generation	1% penalty if the merchandise
			of merchandise hogs	hogs delivered late

The Company leases office space, employee living space, and certain pigsties under non-cancelable operating leases. The rental expenses under operating leases were $46,730 and $46,684 in the three months ended September 30, 2009 and 2008, respectively. Future minimum rental commitments on September 30, 2009, are as follows:

For The Three Months Ending September 30,	Amount
2010	$186,924
2011	53,458
2012	2,122
2013	1,465
2014	1,465
Thereafter	29,787
Total minimum payments required	$275,221

12.	Stockholders’ Equity

a.     Series A Convertible Preferred Stock

In exchange for the outstanding shares of Advanced Swine, the Company issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine (the “Share Exchange”).  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.6666) shares of common stock of China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.). There were 4,800 shares of Series A Preferred Shares authorized, with par value $0.001 per share, as of September 30, 2009 and June 30, 2009, respectively.

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

b.     Preferred Stock

The Board of Directors of the Company is authorized to designate the preferred stock in classes, and to determine the rights, privileges and limitations of the shares in each class. There were 9,995,200 shares of Preferred Stock authorized, par value $0.001 per share, and zero shares of Preferred Stock outstanding and issued as of September 30, 2009 and June 30, 2009, respectively.

c.     Common Stock

After the change of domicile from Colorado to Delaware on December 6, 2007, the Company had 300,000,000 authorized shares common stock, with par value $0.001 per share. After giving effect to the  one for twenty-four reverse split on September 30, 2009, in which the holders of one or more and less than 100 shares received shares to bring their holdings to 100,  the Company had 72,598 and 72,598 shares of common stock outstanding and issued as of September 30, 2009 and June 30, 2009, respectively.

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

e.     Additional Paid-In Capital

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $15,212,412 and $4,043,176 additional paid-in capital as of September 30, 2009 and June 30, 2009, respectively.

13.	Concentration of Business

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

b.     Major Customers

The following summarizes sales to major customers (each represented 10% or more of the Company’s total sales revenues):

	Sold to	Number of	Percentage of
For The Three Months Ended September 30,	Major Customers	Customers	Total Sales Revenue
2009	$ 21,573,195	2	98.53%
2008	$ 11,264,780	2	98.60%

b.     Major Suppliers

The following summarizes purchases from major suppliers (each represented 10% or more of purchased):

	Purchased from	Number of	Percentage of
For The Three Months Ended September 30,	Major Suppliers	Suppliers	Total Purchased
2009	$ 17,002,245	1	99.93%
2008	$ 6,952,960	1	76.26%

14.	Geographical Risks

Substantially all of the Company's operations are carried out in the PRC. Accordingly, the Company's business is subject to considerations and risks atypical to those in the United States, including changes in the political, economic, social, legal, and tax environments in PRC, as well as changes in inflation and interest rates. Changes in laws and regulations concerning PRC’s purchases and sales of daily commodities, and insurance agency business could significantly affect the Company’s future operating results and financial position.

15.	Subsequent Event

On October 28, 2009, 4,646.05933 issued and outstanding shares of Series A Convertible Preferred Stock were converted into 19,958,583 shares of Common Stock. As a result, there were 20,031,181 shares of Common Stock, par value $.001 per share, outstanding and issued as of November 13, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Swine Genetics, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Result of Operations

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

Our growth continued in the first quarter of fiscal 2010.  During the three months ended September 30, 2009, our revenue of $21,895,508 represented a 90% increase over revenue of $11,514,522 realized in the three months ended September 30, 2008.  Our policy of committing all of our available cash resources to the expansion of the herds under our control is the primary cause of our revenue growth.  As we utilize the cash from our prior profits to expand the number of farmers involved in our program, we build on past success.

It is in the nature of our business that our cost of sales will rise almost in proportion to our revenues.  Since the greater portion of cost of sales is fodder expense, the only efficiencies we are likely to achieve will occur if the price of grain falls.  During the 2009 fiscal year, the opposite occurred, as agricultural foodstuffs increased in price, in part due to international demand for corn products to be used for fuel.  In the first quarter of fiscal 2010, however, the international recession has reduced the demand for corn, resulting in somewhat lower fodder costs.  As a result our gross margin rose from 19.2% in the three months ended September 30, 2008 to 21.6% in the three months ended September 30, 2009.  In general, we expect that our gross margins will fall within the range from 17% to 23% realized in fiscal 2009 and 2008, depending primarily on the market price of pig fodder.

Our general and administrative expenses fell sharply, from $163,465 in the first quarter of fiscal 2009 to $68,172 in the recent quarter.  That reduction is anomalous, however, as the prior quarter’s level of administrative expense more accurately reflected our trends.  Moreover, we expect that our selling, general and administrative expenses will increase in proportion to the growth of our business activity in the coming periods.  In addition, we will now bear the ongoing expenses attributable to being a U.S. public, reporting company.

Our selling expenses rose at a pace slightly less than our revenues, from $387,757 in the three months ended September 30, 2008 to $671,363 in the three months ended September 30, 2009, an increase of 73%.  The increase resulted from our expansion of selling efforts, in particular our development of a selling network involving Golden Lotus and WangDa, and our development of a shipping program between Jiamusi and Beijing using the services of Jiamusi Shunlida Transporting Co., Ltd.  In addition, as the net amount of our advances to WangDa increased significantly during the 2009 fiscal year, we determined that an allowance for the risk of default was appropriate.  For that reason we now record an allowance equal to 5% of the balance of our advances to WangDa.  This led to an expense of $178,830 in the three months ended September 30, 2009.

In order to maximize the return on our investment in swine, we routinely cull breeding sows that have lost their productivity.  In addition, our herds are subject to ordinary risks of mortality.  If a hog dies before sale and before we have fully depreciated our investment in the hog, we incur an expense equal to the unamortized cost of the hog.  Such incidences of swine mortality caused us an expense of $346,932 in the three months ended September 30, 2009, recorded as “loss on fixed asset disposal” or “loss on inventory disposal” depending on the category of the deceased hog.  In the three months ended September 30, 2008, our mortality losses were only $160,677.  This category of expense will vary from quarter to quarter, depending on factors such as weather, disease, and other seasonal factors.

Although, under U.S. accounting principles, we realized $3,456,661 in net pre-tax income for the three months ended September 30, 2009, our taxable income as calculated under Chinese principles was considerably higher.  We are, however, enjoying an exemption from income tax granted by the government of China to businesses engaged in agricultural breeding of livestock.  But for that exemption, our income under Chinese accounting principles would be taxed at the national rate of 25%.

During the 2009 fiscal year, Sino-Canadian J.V., the joint venture in which we hold 60% of the equity, incurred a net loss of approximately $259,535.  On our Statements of Operations, the 40% of that loss allocable to our joint venture partner was attributed to “Noncontrolling Interest” and added to our net income.  In the future, if Sino-Canadian realizes a net profit, the 40% of that gain allocable to our joint venture partner will likewise be deducted from our net income.  Our net income for the first quarter of fiscal year 2010, after that deduction, totaled $3,560,475.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended September 30, 2009, the effect of converting our financial results to Dollars was to add $17,410 to our accumulated other comprehensive income.  During the first quarter of fiscal 2009, when the exchange rate between the Renminbi and the Dollar was much more volatile, foreign currency translation added $207,877 to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations and by loans from our shareholders. As a result, at June 30, 2009, we had no long term debts.  We did, however, owe $11,169,236 to our majority shareholder, Ligang Shang, representing funds he loaned to Advanced Swine during our development period.  At the end of the recent quarter, however, Mr. Shang agreed to waive his right to collect that sum, and contributed it to the capital of the Company.  Accordingly, our working capital increased by the amount of the cancelled loan, as did our paid-in capital.

Our working capital, therefore, at September 30, 2009 totaled $24,744,674, an increase of $14,865,702 from our $9,878,972 in working capital as of June 30, 2008. The increase was approximately equal to sum of the debt cancelled by Ligang Shang and our net income, $3,560,475 for the quarter ended September 30, 2009.  In general, since we carry only a small amount of accounts receivable, and an inventory suitable only for sale in the current season, our working capital will tend to ebb and flow in proportion to our net income.

Included in our September 30, 2009 working capital was $24,309,278 recorded as advanced to our suppliers.  In order to raise good quality commercial hogs, and control the quality of feeding materials and procedures, we entered into a cooperation agreement with WangDa, our major feedstuff supplier, to provide our farmers fodder to raise their commercial hogs. The supplier can offset the loan amount from us once it delivers the farmers’ commercial hogs to us. Primarily as a result of our use of cash for this purpose, our operations provided us only $857,962 in cash, despite $3,560,475 in net income during the quarter ended September 30, 2009.  While we continue to see opportunities for growth in the Chinese pork market, we intend to continue to devote our cash resources to expansion in this manner.

We currently have $1,084,139 in loans payable to non-affiliates, including $805,704 due to an agency of the government of Jiamusi and $292,983 due to an agency of the government of TangYuan, with a total discount on loans payable of $14,548.  All of the loans are interest-free and all of them are payable on December 31, 2009.  The payment date for each of these loans has been extended in the past, as these agencies have made the loans for the purpose of supporting our operations.  We expect the loans will again be extended.  The policy of the government, however, is that it will not formalize a loan extension more than 15 days before the maturity date.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A.  Risk Factors

There has been no material change in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the quarter ended September 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

Item 3.    Defaults Upon Senior Securities

There were no defaults upon senior securities during the three-month period ended on September 30, 2009.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three-month period ended on September 30, 2009.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SWINE GENETICS, INC.

Date: November 16, 2009	By: /s/ Zhenyu Shang
Zhenyu Shang , Chief Executive Officer

