Form 10-Q
period 2009-12-31
CHINA SWINE GENETICS, INC.
filed 2010-02-12
CIK 724915

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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
808-429-5954
(Issuer's telephone number)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)             Yes ___    No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Small reporting company    [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: On February10, 2010, there were 20,086,210 shares of Common Stock, par value $.001 per share, outstanding.

CHINA SWINE GENETICS INC.

FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

Page(s)
Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2009
And (Audited) as of June 30, 2009	F-1

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months and Six Months Ended December 31, 2009 and 2008	F-2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the
Six Months Ended December 31, 2009 and 2008	F-3

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the
Six Months Ended December 31, 2009	F-4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Six Months Ended December 31, 2009 and 2008	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 to F-17

Part I
Financial Information

Item 1.  Financial Statements

China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries
Condensed Consolidated Balance Sheets
	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and equivalents	$1,223,563	$82,854
Accounts receivable	-	634,550
Inventories	1,508,750	998,600
Advanced to suppliers, net	27,965,969	20,654,804
Prepayments and other current assets	126,351	146,789
Total Current Assets	30,824,633	22,517,597

Property, Plant, Equipment and Breeding Stock, net	2,140,367	2,486,610
Total Long-Term Assets	2,140,367	2,486,610

Total Assets	32,965,000	25,004,207

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	588,844	447,565
Customer deposit	28,331	4,270
Loans payable, net, current maturities	1,043,183	1,068,909
Loans from shareholders/officers, net	1,000	11,024,211
Deferred interest income	55,393	29,077
Other current liabilities	43,469	64,593
Total Current Liabilities	1,760,220	12,638,625

Total Liabilities	1,760,220	12,638,625

Equity:
China Swine Genetics Inc. Shareholders' Equity:
Preferred Stock, $0.001 par value, 9,995,200 shares authorized,
zero shares issued and outstanding, respectively *	-	-
Series A Convertible Preferred Stock ,$0.001 par value,
4,800 shares authorized, zero and 4,646.05933 shares issued
and outstanding, respectively *	-	5
Common stock, $0.001 par value, 300,000,000 shares authorized,
20,071,401 and 68,584 shares issued and outstanding, respectively *	20,071	69
Additional paid-in capital *	15,192,419	4,043,180
Reserve funds	3,093,947	1,874,970
Retained earnings	11,845,141	5,295,496
Accumulated other comprehensive income	735,542	720,415
Total China Swine Genetics Inc. Shareholders' Equity	30,887,120	11,934,135
Noncontrolling Interest	317,660	431,447
Total Equity	31,204,780	12,365,582

Total Liabilities and Equity	$32,965,000	$25,004,207

*: As restated to show recapitalization and reverse split.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For Three Months Ended December 31,		For Six Months Ended December 31,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$22,996,905	$14,884,428	$44,892,413	$26,398,950
Cost of Goods Sold	17,670,548	12,469,277	34,838,410	21,771,117
Gross Profit	5,326,357	2,415,151	10,054,003	4,627,833

Operating Expenses
Selling expenses	685,947	517,112	1,357,310	904,869
General and administrative expenses	231,406	123,793	299,578	287,258
Bad debt for advanced to suppliers	205,154	2,960	383,984	6,713
Total Operating Expenses	1,122,507	643,865	2,040,872	1,198,840

Income From Operations	4,203,850	1,771,286	8,013,131	3,428,993

Other Income (Expenses)
Interest income (expenses), net	1,266	(6,959)	1,820	(26,179)
Other (expenses) income, net	(209)	9,909	(6,451)	9,090
Loss on fixed assets disposal	(27)	(54,082)	(107,780)	(154,725)
Loss on inventory disposal	(6,706)	(81,418)	(245,885)	(141,452)
Total Other Expenses	(5,676)	(132,550)	(358,296)	(313,266)

Income Before Income Taxes	4,198,174	1,638,736	7,654,835	3,115,727
Income Tax Provision	-	-	-	-

Net Income Before Noncontrolling Interest	4,198,174	1,638,736	7,654,835	3,115,727

Less: Net income attributable to the noncontrolling interest	(9,973)	(52,453)	(113,787)	(108,517)

Net Income Attributable to China Swine Genetics Inc.	$4,208,147	$1,691,189	$7,768,622	$3,224,244

Earnings Per Share:
- Basic	$0.36	$24.66	$1.33	$47.01
- Diluted	$0.36	$0.08	$1.33	$0.16

Weighted Common Shares Outstanding *
- Basic	11,613,459	68,584	5,841,022	68,584
- Diluted	11,613,459	20,027,167	5,841,022	20,027,167

*: As restated to show recapitalization and reverse split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For Six Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$7,654,835	$3,115,727
Other Comprehensive Income:
Foreign Currency Translation Income	15,127	111,350
Comprehensive Income	$7,669,962	$3,227,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
For The Six Months Ended 12/31/2009

	China Swine Genetics, Inc. Shareholders' Equity
							Retained	Accumulated
	Series A Convertible Preferred Stock		Common stock		Additional Paid-in	Reserve	Earning / (Accumulated	Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Fund	Deficits)	Income	Interest	Total

Balance as of June 30, 2008	4,646	$5	68,584	$69	$4,037,216	$1,073,349	$1,583,331	$529,819	$862,174	$8,085,963

Net Income	-	-	-	-	-	-	4,513,786	-	(430,727)	4,083,059

Compensation with Stock	-	-	-	-	5,964	-	-	-		5,964

Appropriation of Reserve Funds	-	-	-	-	-	801,621	(801,621)	-		-

Foreign Currency Translation Gain	-	-	-	-	-	-	-	190,596		190,596

Balance as of June 30, 2009	4,646	$5	68,584	$69	$4,043,180	$1,874,970	$5,295,496	$720,415	$431,447	$12,365,582

Majority shareholder waived his right to repayment	-	-	-	-	11,169,236	-	-	-	-	11,169,236

Series A Convertible Preferred Stocks were Converted into Common Stocks	(4,646)	(5)	19,958,583	19,958	(19,953)	-	-	-	-	-

Issued Additional Common Stocks	-	-	44,234	44	(44)	-	-	-	-	-

Net Income	-	-	-	-	-	-	7,768,622	-	(113,787)	7,654,835

Appropriation of Reserve Funds	-	-	-	-	-	1,218,977	(1,218,977)	-	-	-

Foreign Currency Translation Gain	-	-	-	-	-	-	-	15,127	-	15,127

Balance as of December 31, 2009	-	$-	20,071,401	$20,071	$15,192,419	$3,093,947	$11,845,141	$735,542	$317,660	$31,204,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.) and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
	For Six Months Ended December 31,
	2009	2008
	Unaudited	Unaudited
Cash Flows From Operating Activities
Net Income	$7,768,622	$3,224,244
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	255,143	471,797
Bad debt adjustment	383,984	6,713
Net income attributable to noncontrolling interest	(113,787)	(108,517)
Loss on disposal of fixed assets	107,780	154,725
Loss on disposal of inventory	245,885	141,452
Interest adjust for discount on loan payable	(26,286)	(28,357)
Changes in operating assets and liabilities:
Accounts receivable	634,550	335
Inventories	(760,026)	(911,881)
Advanced to suppliers	(7,680,037)	(1,338,669)
Prepayments and other current assets	20,507	8,817
Accounts payable and accrued expenses	140,962	402,907
Customer deposit	24,046	-
Deferred interest income	26,286	28,357
Other current liabilities	(21,147)	13,275
Net Cash Provided by Operating Activities	1,006,482	2,065,198

Cash Flows From Investing Activities
Payment for purchase of equipment	(34,568)	(4,479)
Payment for construction in progress	-	(7,572)
Proceeds from sale of property and equipment	23,906	39,260
Net Cash (Used in) Provided by Investing Activities	(10,662)	27,209

Cash Flows From Financing Activities
Proceeds from loans payable	-	495,713
Repayment of loans payable	-	(1,503,605)
Payments for loans to shareholders/officers	(6,585)	(75,960)
Proceeds the repayment of loans by shareholders/officers	150,701	66,007
Net Cash Provided by (Used in ) Financing Activities	144,116	(1,017,845)

Net Increase in Cash and Equivalents	1,139,936	1,074,562
Effect of Exchange Rate Changes on Cash	773	(1,131)
Cash and Equivalents at Beginning of Period	82,854	140,271
Cash and Equivalents at End of Period	$1,223,563	$1,213,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$32,804
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$4,801	$12,232
Construction in progress transferred out to be fixed assets	$-	$128,797
Majority shareholder waived his right to repayment	$11,169,236	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Swine Genetics Inc (f/k/a Apogee Robotics, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Interim Financial Statements:

The unaudited condensed consolidated financial statements of China Swine Genetics Inc.(f/k/a Apogee Robotics, Inc.) (the “Company”) and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

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

As permitted by Delaware General Corporation Law, in order to better represent the Company’s business, the Company has adopted a resolution to change the name of the Company from Apogee Robotics, Inc. to “China Swine Genetics, Inc.”. The Certificate of Amendment of Certificate of Incorporation was filed on September 9, 2009, effective on September 30, 2009.

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
The Company’s fiscal year ended on June 30. The accompanying condensed consolidated financial statements of operations and cash flows included activities for the six months ended December 31, 2009 and 2008, respectively.

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

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these condensed consolidated financial statements for the six months ended December 31, 2009 and 2008, respectively.

		For The Six Months Ended December 31,
		2009	2008
Assets and liabilities	the six months ended rate of US	$0.14648	$0.14657	/RMB

Revenue and expenses	average rate of US	$0.14643	$0.14623	/RMB

c.	Revenue Recognition
Revenues from products sales are recorded when both title to the goods and risk of ownership had transferred to the customer upon shipment, provided that no significant obligations remain. Net sales reflect units shipped at selling prices reduced by certain sales allowance.

d.	Income Taxes
The Company and its USA subsidiary, Advanced Swine, are subject to U.S. federal income taxes, and State of Delaware and State of Nevada annual franchise tax, respectively. Its PRC subsidiaries were exempt from the income tax per PRC tax laws and regulation that exempt companies engaged in the  agricultural breeding of livestock. Therefore, for the six months ended June 30, 2009 and 2008, the Company was not subject to any income taxes.

The Company follows ASC 740 – “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

e.	Stock-Based Compensation
The Company measures compensation expense for its non-employee stock-based compensation under the FASB ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

f.	Basic and Diluted Net Income Per Share
The Company accounts for net income per common share in accordance with the FASB issued ASC 260, “Earnings per Share” (“EPS”).  ASC 260 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income per share is determined based on the weighted average number of common shares outstanding for the period.  Diluted net income per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised into common stock.

g.	Recent Accounting Pronouncements
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

5.	Inventories

Inventories on December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
Raw materials	$81,943	$57,106
Work in progress	673,854	615,487
Finished goods	752,953	326,007
Total	$1,508,750	$998,600

6.	Advanced to Suppliers, Net

In order to raise good quality commercial hogs, and control the quality of feeding materials and procedures, Senyu has a cooperation agreement with Heilongjiang WangDa Feedstuff Co., Ltd. (“WangDa”), a professional feeding materials provider and a collector for good quality commercial hogs, on October 11, 2007. Pursuant to the terms of the agreement, Senyu agreed to loan money to WangDa to support WangDa’s farmers using good quality feedstuffs to raise their commercial hogs, and then sell those hogs to Senyu once they mature. WangDa can offset the loan amount from Senyu once it delivered the farmers’ commercial hogs to Senyu. In order to extend farmer- base production model and acquire significant amounts of hogs in the near future from WangDa, Senyu loaned the amounts of $29,427,374 (equivalent to RMB 200,901, 268) to WangDa as of December 31, 2009. Senyu adopted a bad debt allowance at 5% of the principal amount that advanced to the supplier for the six months ended December 31, 2009 and for the fiscal year ended June 30, 2009. Accordingly, the bad debt allowances were $1,471,369 (equivalent to RMB10,045,063) and $1,086,681 (equivalent to RMB7,422,782) as of December 31, 2009 and June 30, 2009, respectively. Including the amount of advance to suppliers of the joint venture, Sino-Canadian, the Company had total net amount advanced to suppliers as of December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
Advanced to suppliers	29,437,338	21,741,485
Less: Accumulated bad debt allowance	1,471,369	1,086,681
Advanced to suppliers, net	27,965,969	20,654,804

 Senyu also signed a supplementary agreement with WangDa on December 12, 2008 to secure Senyu’s loan to WangDa. Pursuant to the supplementary agreement, if WangDa breaches the term of cooperation agreement, Senyu can execute the following rights to secure its loans to WangDa: (1) step into WangDa’s shoes with no other condition, and acquire all creditor’s right of WangDa from contracted farmers, (2) If these creditor’s rights still could not satisfy the loss from Senyu, then Senyu will have a creditor’s right on WangDa’s assets, these assets include and are not limited to the building, equipment, and working capital of WangDa.

Senyu has renewed its cooperation agreement with WangDa effective January 1, 2009. SenYu still finances WangDa, with fixed profit margins set by SenYu, and WangDa in turn finances the farmers, providing fodder on credit at discount rates obtained through volume purchasing power. WangDa also guarantees the repurchase of mature hogs that meet SenYu’s quality standards. If WangDa breaches the terms of cooperation agreement, Senyu can still execute the above rights to secure its loans to Wangda.

7.	Prepayments and Other Current Assets

As of December 31, 2009 and June 30, 2009, prepayments and other current assets consisted of the following

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
Prepaid rent	$104,233	$46,263
Advance to employees	10,745	39,313
Other receivable	11,373	61,213
Total	$126,351	$146,789

8.	Property, Plant, Equipment, and Breeding Stock, Net

Property, Plant, Equipment, and Breeding Stock, less accumulated depreciation, consisted of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
Land improvements	$278,322	$278,173
Leasehold improvements	100,136	65,533
Buildings	1,764,099	1,763,151
Machinery and equipment	687,435	687,065
Breeding stock	491,114	866,821
Sub-Total	3,321,106	3,660,743
Less: Accumulated depreciation	1,180,739	1,174,133
Total	$2,140,367	$2,486,610

Depreciation expenses for the six months ended December 31, 2009 and 2008 were $255,143 and $471,797 respectively. Loss on disposal of fixed assets for the six months ended December 31, 2009 and 2008 was $107,780 and $154,725 respectively

9.	Loan payable

Loan payable as of December 31, 2009 and June 30, 2008 consisted of the following:

Loans payable, net, current maturities
	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
On December 1 and 16, 2005, the Company obtained loans in amounts of  RMB2.8 million (equivalent to $410,135 and $409,915 as of December 31, 2009 and June 30, 2009, respectively) and RMB0.7 million (equivalent to $102,534 and $102,479 as of December 31, 2009 and June 30, 2009, respectively) from Jiamusi Government Financial Bureau ("JGFB") by pledging certain buildings in Huanan, which have a carrying value of approximately RMB2.6 million (equivalent to $380,840 ). The term of the debt was originally from October 31, 2005 to 2007. Since the Company is an agricultural enterprise and its business is supported by the Chinese Government, these loans do not bear interest, and the original due date had been extended to December 31, 2008. Furthermore, before December 31, 2008, the due dates of these loans had been rescheduled to December 31, 2009. Whereas, on December 16, 2009, the due dates of these loans had been rescheduled to December 31, 2010

	$512,668	$512,394

On April 20 and September 25, 2007, the subsidiary of the Company, Sino-Canadian, obtained loans in amounts of RMB1.5 million (equivalent to $219,716 and $219,597 as of December 31, 2009 and June 30, 2009, respectively) and RMB0.5 million (equivalent to $73,238 and $73,199 as of December 31, 2009, 2009 and June 30, 2009, respectively) from TangYuan Government Financial Bureau ("TGFB") by pledging certain buildings in Heijinhe, which have a carrying value of approximately RMB5.1 million (equivalent to $747,032 ). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the Chinese government supports the Company's business, these loans do not bear interest and all of their due dates had been extended to December 31, 2009. Whereas, on December 16, 2009, the due dates of these loans had been rescheduled to December 31, 2010

	292,954	292,796

On May 9, 2007, the Company obtained a loan in amount of RMB2 million (equivalent to $292,954 and $292,796 as of December 31, 2009, 2009 and June 30, 2009, respectively) from JGFB by pledging certain buildings in Huanan, which have a carrying value of approximately RMB1.5 million (equivalent to $219,715 ). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the government support the Company's business,  this loan does not bear interest and the due date had been extended to December 31, 2009 by JGFB on June 16, 2008.  Whereas, on December 16, 2009, the due dates of these loans had been rescheduled to December 31, 2010

	292,954	292,796

Total loans payable, current maturities	$1,098,576	$1,097,986
Less: discount on loans payable, current	55,393	29,077
Total loans payable, net, current maturities	$1,043,183	$1,068,909

10.	Loan from Shareholders/Officers, Net

Loans from shareholders/officers are unsecured, non-interest bearing, and have no set repayment date. At the quarter ended September 30, 2009, in order to increase the working capital of the Company, the majority shareholder, Mr. Ligang Shang, waived his right to collect the Company’s debt to him in the amount of $11,169,236.  That sum was added to paid-in capital as of September 30, 2009. As a result, the total net amounts of loans from the shareholders/officers were $1,000 as of December 31, 2009.

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

The Company leases office space, employee living space, and certain pigsties under non-cancelable operating leases. The rental expenses under operating leases were $93,745 and $93,355 in the six months ended December 30, 2009 and 2008, respectively. Future minimum rental commitments on December 31, 2009, are as follows:

For The Six Months Ending December 31,	Amount
2010	$186,710
2011	8,037
2012	1,465
2013	1,465
2014	1,465
Thereafter	28,807
Total minimum payments required	$227,949

12.	Stockholders’ Equity

a.        Series A Convertible Preferred Stock

In exchange for the outstanding shares of Advanced Swine, the Company issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine (the “Share Exchange”).  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of common stock of China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc.). There were 4,800 shares of Series A Preferred Shares authorized, with par value $0.001 per share, as of June 30, 2009.

Upon completion of the Share Exchange, there were 4,646.05933 outstanding shares of Series A Convertible Preferred Stock that were converted into 19,958,583 shares of common stock on November 9, 2009.

b.        Preferred Stock

The Board of Directors of the Company is authorized to designate the preferred stock in classes, and to determine the rights, privileges and limitations of the shares in each class. There were 9,995,200 share of Preferred Stock authorized, par value $0.001 per share, and zero share of Preferred Stock outstanding and issued as of December 31, 2009 and June 30, 2009, respectively.

c.       Common Stock

After the change of domicile from Colorado to Delaware on December 6, 2007, the Company had 300,000,000 authorized shares common stock, with par value $0.001 per share. On November 9, 2009, 4,646.05933 outstanding shares of Series A Convertible Preferred Stock that were converted into 19,958,583 shares of common stock. After recapitalization, the Company had 20,071,401 and 68,584 shares of common stock outstanding and issued as of December 31, 2009 and June 30, 2009, respectively.

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

d.        Reverse Stock Split

Effective on September 30, 2009, the Company implemented a reverse split of its common stock. No fractional shares or scrip were issued; rather, in the case of each shareholder who held less than one whole share or held 100 or more shares after the Reverse Split, the Company purchased any fractional share resulting from the Reverse Split for $5.28 per share.  In the case of each shareholder who would otherwise hold at least one but fewer than 100 shares as a result of the Reverse Split, the Company issued a number of shares equal to the difference between the shares held by the shareholder and 100, so that each such shareholder owns 100 whole shares.

All presentations regarding outstanding common stock in these financial statements have been adjusted to reflect the reverse stock split as if it had occurred on July 1, 2007.

e.        Additional Paid-In Capital

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $15,192,419 and $4,043,180 additional paid-in capital as of the quarter ended December 31, 2009 and the year ended June 30, 2009, respectively.

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

b.        Major Customers

The following summarizes sales to major customers (each represented 10% or more of the Company’s total sales revenues):

	Sold to	Number of	Percentage of
For The Six Months Ended December 31,	Major Customers	Customers	Total Sales Revenue
2009	$44,568,481	2	99.28%
2008	$25,593,180	2	96.95%

c.        Major Suppliers

The following summarizes purchases from major suppliers (each represented 10% or more of purchased):

	Purchased from	Number of	Percentage of
For The Six Months Ended December 31,	Major Suppliers	Suppliers	Total Purchased
2009	$35,161,122	1	99.92%
2008	$18,807,443	1	97.23%

14.	Geographical Risks

Substantially all of the Company's operations are carried out in the PRC. Accordingly, the Company's business is subject to considerations and risks atypical to those in the United States, including changes in the political, economic, social, legal, and tax environments in PRC, as well as changes in inflation and interest rates. Changes in laws and regulations concerning PRC’s purchases and sales of merchandise hogs and genetic boars, and feedstuffs business could significantly affect the Company’s future operating results and financial position.

15.	Subsequent Event

Pursuant to the consulting agreement with Susie Bert on January 29, 2010, the Company issued 5,000 common shares to Susie Bert for her service provided in the period from January 29, 2010 to June 30, 2010. As a result, there were 20,086,210 shares of Common Stock, par value $.001 per share, outstanding and issued as of February 10, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Swine Genetics, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Corporate Structure

We are a holding company.  Our business operations are conducted in the People’s Republic of China (“PRC”) by two subsidiaries:

SenYu:	Heilongjiang SenYu Animal Husbandry Co., Ltd., a corporation organized in the PRC (“SenYu”). We own 100% of the equity in SenYu.

Sino-Canadian JV:	Sino-Canadian Senyu-Polar Swine Genetics Company Limited, a joint venture company organized in the PRC. We own 60% of the equity in Sino Canadian JV.

SenYu and Sino-Canadian JV engage in the business of breeding and raising hogs and piglets, then distributing them to slaughter facilities and pork distributors in the PRC. Our objective is to establish ourselves as a leading producer and distributor of commercial hogs and piglets in the PRC.

Result of Operations

SenYu commenced operations in 2004, and has grown to be one of the leading commercial hogs and piglets producers and distributor in northeast China. We realized $30,435,126 in revenue during SenYu’s 2008 fiscal year, an increase of 23% compared to the $24,715,057 that SenYu realized during the year ended June 30, 2007. In fiscal 2009, which ended on June 30, 2009, our revenues grew to $50,392,533, an increase of 66% over SenYu’s fiscal 2008.  The increase in revenues reflects our rapid development in both production and marketing efforts.

Our growth continued in the first two quarters of fiscal 2010.  During the six months ended December 31, 2009, our revenue of $44,892,413 represented a 70% increase over revenue of $26,398,950 realized in the six months ended December 31, 2008.  During the three months ended December 31, 2009 our revenue increased by 55% compared to the three months ended December 31, 2008.  Our policy of committing all of our available cash resources to the expansion of the herds under our control is the primary cause of our revenue growth.  As we utilize the cash from our prior profits to expand the number of farmers involved in our program, we build on past success.

It is in the nature of our business that our cost of sales will rise almost in proportion to our revenues.  Since the greater portion of cost of sales is fodder expense, the only efficiencies we are likely to achieve will occur if the price of grain falls.  During the 2009 fiscal year, the opposite occurred, as agricultural foodstuffs increased in price, in part due to international demand for corn products to be used for fuel.  In the first two quarters of fiscal 2010, however, the international recession has reduced the demand for corn, resulting in somewhat lower fodder costs.  As a result our gross margin rose from 17.5% in the six months ended December 31, 2008 to 22.4% in the six months ended December 31, 2009, and from 16.2% in the second quarter of fiscal 2009 to 23.2% in the second quarter of fiscal 2010.  In general, we expect that our gross margins will fall within the range from 17% to 23% realized in fiscal 2009 and 2008, depending primarily on the market price of pig fodder.

Our general and administrative expenses increase slightly, from $287,258 in the first two quarters of fiscal 2009 to $299,578 in the first two quarters of fiscal 2010.  The increase was more dramatic, however, in the second fiscal quarter, as general and administrative expense increased by almost 88%.  The recent increase is primarily the result of the expenses attributable to being a U.S. public company, a condition we assumed in August 2009.  We expect that our selling, general and administrative expenses will increase in proportion to the growth of our business activity in the coming periods.

Our selling expenses rose at a pace slightly less than our revenues, from $904,869 in the six months ended December 31, 2008 to $1,357,310 in the six months ended December 31, 2009, an increase of 50%, and from $517,112 in the second quarter of fiscal 2009 to $685,947 in the second quarter of fiscal 2010, an increase of 32%.  The increases resulted from our expansion of selling efforts, in particular our development of a selling network involving Golden Lotus and WangDa, and our development of a shipping program between Jiamusi and Beijing using the services of Jiamusi Shunlida Transporting Co., Ltd.  In addition, as the net amount of our advances to WangDa increased significantly during the 2009 fiscal year, we determined that an allowance for the risk of default was appropriate.  For that reason we now record an allowance equal to 5% of the balance of our advances to WangDa.  This led to an expense of $383,984 in the six months ended December 31, 2009.

In order to maximize the return on our investment in swine, we routinely cull breeding sows that have lost their productivity.  In addition, our herds are subject to ordinary risks of mortality.  If a hog dies before sale and before we have fully depreciated our investment in the hog, we incur an expense equal to the unamortized cost of the hog.  Such incidences of swine mortality caused us an expense of $353,665 in the six months ended December 31, 2009, recorded as “loss on fixed asset disposal” or “loss on inventory disposal” depending on the category of the deceased hog.  In the six months ended December 31, 2008, our mortality losses were only $296,177.  This category of expense will vary from quarter to quarter, depending on factors such as weather, disease, and other seasonal factors.

Although, under U.S. accounting principles, we realized $7,654,835 in net pre-tax income for the six months ended December 31, 2009, our taxable income as calculated under Chinese principles was considerably higher.  We are, however, enjoying an exemption from income tax granted by the government of China to businesses engaged in agricultural breeding of livestock.  But for that exemption, our income under Chinese accounting principles would be taxed at the national rate of 25%.

During the six months ended December 31, 2009, Sino-Canadian J.V., the joint venture in which we hold 60% of the equity, incurred a net loss of approximately $284,468.  On our Statements of Operations, the 40% of that loss allocable to our joint venture partner was attributed to “Noncontrolling Interest” and added to our net income.  In the future, if Sino-Canadian realizes a net profit, the 40% of that gain allocable to our joint venture partner will likewise be deducted from our net income.  Our net income for the first two quarters of fiscal year 2010, after that deduction, totaled $7,768,622.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the ret ained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended December 31, 2009, the effect of converting our financial results to Dollars was to add $15,127 to our accumulated other comprehensive income.  During the first two quarters of fiscal 2009, when the exchange rate between the Renminbi and the Dollar was much more volatile, foreign currency translation added $111,350 to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations and by loans from our shareholders. As a result, at June 30, 2009, we had no long term debts.  We did, however, owe $11,167.236 to our majority shareholder, Ligang Shang, representing funds he loaned to Advanced Swine during our development period.  At the end of the first quarter of fiscal year 2010, however, Mr. Shang agreed to waive his right to collect that sum, and contributed it to the capital of the Company.  Accordingly, our working capital increased by the amount of the cancelled loan, as did our paid-in capital.

Our working capital, therefore, at December 31, 2009 totaled $29,064,414, an increase of $19,185,442 from our $9,878,972 in working capital as of June 30, 2009. The increase was approximately equal to sum of the debt cancelled by Ligang Shang and our net income $7,768,622  for the first two quarters ended December 31, 2009.  In general, since we carry only a small amount of accounts receivable, and an inventory suitable only for sale in the current season, our working capital will tend to ebb and flow in proportion to our net income.

Included in our December 31, 2009 working capital was $27,965,960 recorded as advanced to our suppliers.  In order to raise good quality commercial hogs, and control the quality of feeding materials and procedures, we entered into a cooperation agreement with WangDa, our major feedstuff supplier, to provide our farmers fodder to raise their commercial hogs. The supplier can offset the loan amount from us once it delivers the farmers’ commercial hogs to us. Primarily as a result of our use of cash for this purpose, our operations provided us only $1,006,482 in cash, despite $7,768,622 in net income during the six months ended December 31, 2009.  While we continue to see opportunities for growth in the Chinese pork market, we intend to continue to devote our cash resources to expansion in this manner.

We currently have $1,043,183 in loans payable to non-affiliates, including $805,622 due to an agency of the government of Jiamusi and $292,954 due to an agency of the government of TangYuan, with a total discount on loans payable of $55,393.  All of the loans are interest-free and all of them are payable on December 31, 2010.  The payment date for each of these loans has been extended in the past, as these agencies have made the loans for the purpose of supporting our operations. We expect the loans will be extended in the future.

Our capital resources are adequate to fund our operations as currently constituted for the forseeable future.  Our business plan, however, contemplates that we will  expand our facilities and increase the roster of our franchisee farmers, in order to reach our goal of producing one million commercial hogs in 2013. Implementation of this plan will require an investment in the Company of significant funds. Our plan is to sell a portion of our equity in order to obtain the necessary funds.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 6.     Exhibits

31.1	Rule 13a-14(a) Certification - CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA SWINE GENETICS, INC.

Date: February 11, 2010	By: /s/ Zhenyu Shang
Zhenyu Shang , Chief Executive Officer