Form 10-Q
period 2010-03-31
CHINA SWINE GENETICS, INC.
filed 2010-05-20
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number:  0-12792

CHINA SWINE GENETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0916585 (I.R.S. Employer Identification No.)

077 Ala Napunani Street, Honolulu, HI	96818
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):  808-429-5954

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X     No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ___  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes _____ No   X

As of May 19, 2010, there were 20,291,112 shares of company common stock issued and outstanding.

China Swine Genetics, Inc.

Quarterly Report on Form 10-Q

 CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission  (“SEC”) including, without limitation:

●	our financial position, business strategy and other plans and objectives for future operations;

●	the ability of our management team to execute its plans to meet its goals;

●	our ability to attract and retain management;

●	our growth strategies;

●	anticipated trends in our business;

●	our ability to consummate or integrate acquisitions;

●	our liquidity and ability to finance our operations and acquisition and development activities;

●	the timing, cost and procedure for proposed acquisitions;

●	the impact of government regulation in China and elsewhere;

●	estimates regarding future net revenues or profits;

●	planned capital expenditures (including the amount and nature thereof);

●	estimates, plans and projections relating to construction of facilities and the acquisition of facilities or businesses;

●	the possibility that our acquisitions may involve unexpected costs;

●	the impact of competition;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and

●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  We operate in the People’s Republic of China (“China” or “PRC”) in a highly competitive and rapidly changing environment.  Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I – FINANCIAL INFORMATION

Item1.     Financial Statements

CHINA SWINE GENETICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

	March 31, 2010	June 30, 2009
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and equivalents	$3,295,658	$82,854
Accounts receivable	-	634,550
Inventories	1,711,719	998,600
Advanced to suppliers, net	29,501,228	20,654,804
Prepayments and other current assets	151,536	146,789
Total Current Assets	34,660,141	22,517,597
Property, Plant, Equipment and Breeding Stock, net	2,017,411	2,486,610
Total Long-Term Assets	2,017,411	2,486,610
Total Assets	36,677,552	25,004,207
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	565,269	447,565
Customer deposits	-	4,270
Loans payable, net	1,057,207	1,068,909
Convertible note, net	552,605	-
Loans from shareholders/officers, net	-	11,024,211
Deferred interest income	41,552	29,077
Other current liabilities	23,952	64,593
Total Current Liabilities	2,240,585	12,638,625
Total Liabilities Equity	2,240,585	12,638,625

China Swine Genetics Inc. Shareholders’ Equity:
Preferred Stock, $0.001 par value, 9,995,200 shares authorized,
zero shares issued and outstanding, respectively *	-	-
Series A Convertible Preferred Stock ,$0.001 par value, 4,800 shares authorized,
zero and 4,646.05933 shares issued and outstanding, respectively *	-	5
Common stock, $0.001 par value, 300,000,000 shares authorized,
20,091,112 and 68,584 shares issued and outstanding, respectively *	20,091	69
Additional paid-in capital *	15,215,399	4,043,180
Additional paid-in capital-stock warrant	1,794,281	-
Reserve funds	3,405,859	1,874,970
Retained earnings	12,974,020	5,295,496
Accumulated other comprehensive income	741,039	720,415
Unearned compensation	(13,680)	-
Total China Swine Genetics Inc. Shareholders’ Equity	34,137,009	11,934,135
Noncontrolling Interest	299,958	431,447
Total Equity	34,436,967	12,365,582
Total Liabilities and Equity	$36,677,552	$25,004,207

* As restated to show recapitalization and reverse split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SWINE GENETICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$14,921,687	$7,740,915	$59,814,100	$34,139,865
Cost of Goods Sold	12,243,434	6,346,768	47,081,844	28,117,885
Gross Profit	2,678,253	1,394,147	12,732,256	6,021,980

Operating Expenses
Selling expenses	523,272	238,140	1,880,582	1,143,009
Bad debt for advanced to suppliers	80,893	8,011	464,877	14,724
General and administrative expenses	441,349	82,784	740,927	368,720
Total Operating Expenses	1,045,514	328,935	3,086,386	1,526,453
Income From Operations	1,632,739	1,065,212	9,645,870	4,495,527

Other Income (Expenses or Losses )
Interest income (expenses), net	(203,317)	1,053	(201,497)	(25,126)
Other income (expenses), net	-	1	(6,451)	9,091
Losses on disposal of fixed assets	(9)	(247,416)	(107,789)	(402,141)
Losses on disposal of inventories	(6,324)	(74,787)	(252,209)	(216,239)
Total Other Expenses or Losses	(209,650)	(321,149)	(567,946)	(634,415)

Income from Continuing Operations Before Income Taxes	1,423,089	744,063	9,077,924	3,861,112
Income Tax Provision	-	-	-	-
Net Income Before Noncontrolling Interest	1,423,089	744,063	9,077,924	3,861,112
Less: Net loss attributable to the noncontrolling interest	(17,702)	(145,314)	(131,489)	(253,831)
Net Income Attributable to China Swine Genetics Inc.	$1,440,791	$889,377	$9,209,413	$4,114,943

Earnings Per Share:
- Basic	$0.07	$12.97	$0.87	$60.00
- Diluted	$0.08	$0.04	$0.86	$0.21
Weighted Common Shares Outstanding *
- Basic	20,087,080	68,584	10,589,708	68,584
- Diluted	21,150,961	20,027,167	10,944,335	20,027,167

* As restated to show recapitalization and reverse split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SWINE GENETICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Stated in US Dollars)

	For The Nine Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:	Unaudited	Unaudited
Net Income	$9,209,413	$4,114,943
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and amortization	378,429	653,668
Bad debt expense	464,877	14,724
Welfare fees adjustment	-	10,128
Net income attributable to noncontrolling interest	(131,489)	(253,831)
Losses on disposal of fixed assets	107,789	402,141
Losses on disposal of inventories	252,209	216,239
Consulting fees adjusted from deferred	9,320	-
Interest expenses for discount on convertible note	181,886	-
Changes in Operating Assets and Liabilities:
Accounts receivable	634,550	(168,441)
Inventories	(968,925)	(994,567)
Advanced to suppliers	(9,290,385)	(2,947,663)
Prepayments and other current assets	(4,640)	45,665
Accounts payable and accrued expenses	117,305	228,990
Customer deposits	(4,270)	-
Deferred interest income	37,843	-
Other current liabilities	(40,659)	19,781
Net Cash Provided by Operating Activities	953,253	1,341,777

Cash Flows From Investing Activities:
Payment for purchase of equipments	(34,574)	(4,296)
Payment for construction in progress	-	(3,573)
Proceeds from sale of property and equipments	23,908	46,957
Payment for loan to related parties	-	(14,406)
Net Cash (Used in) Provided by Investing Activities	(10,666)	24,682

Cash Flows From Financing Activities:
Proceeds from loans payable	-	494,905
Proceeds from Convertible Notes	2,165,000	-
Proceeds from discount on loans payable	(37, 843)	-
Repayment of loans payable	-	(1,501,157)
Payments for loans to shareholders/officers	(8,136)	(85,677)
Proceeds the repayment of loans by shareholders/officers	151,262	84,571
Net Cash Provided by (Used in) Financing Activities	2,270,283	(1,007,358)

Net Increase in Cash and Equivalents	3,212,870	359,101
Effect of Exchange Rate Changes on Cash	(66)	(15,781)
Cash and Equivalents at Beginning of Period	82,854	140,270
Cash and Equivalents at End of Period	$3,295,658	$483,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$32,807
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANING ACTIVITIES
Inventories transferred out to be breeding stock in fixed assets	$4,802	$12,406
Construction in progress transferred out to be fixed assets	$-	$128,763
Majority shareholder waive his right to the Company’s debt	$11,169,236	$-
Issued shares for consulting service	$23,000	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA SWINE GENETICS, INC.
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Stated in US Dollars)

1.	Interim Financial Statements:

The unaudited condensed consolidated financial statements of China Swine Genetics, Inc. (f/k/a Apogee Robotics, Inc) (the “Company”) and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles  (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. These interim financial statements should be read in conjunction with that report.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

2.	Organization and Nature of Operations

China Swine Genetics, Inc. was founded as a Colorado corporation on June 29, 1983 and was reinstated by the state of Colorado on March 15, 2007. The Company’s Board of Directors and shareholders approved a change of domicile from the state of Colorado to the state of Delaware on December 6, 2007. In connection with the Company’s change of domicile, the Company increased its authorized capital stock to 310,000,000 of which 300,000,000 are common stock, par value $0.001 per share (the “Common Stock”), and 10,000,000 are preferred stock, par value $0.001 per share, with the preferred stock issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. For at least ten years prior to August 13, 2009, the Company had not engaged in any business operations.

On August 13, 2009, the Company acquired all of the outstanding capital stock of Advanced Swine Genetics, Inc., a Nevada corporation (“Advanced Swine”). In exchange for all the outstanding shares of Advanced Swine, the Company issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine (the “Share Exchange”).  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of Common Stock.

As permitted by Delaware General Corporation Law, in order to better represent the Company’s business, the Company adopted a resolution to change its name from “Apogee Robotics, Inc.” to “China Swine Genetics, Inc.” The Certificate of Amendment to the Company’s Certificate of Incorporation was filed on September 9, 2009, effective on September 30, 2009.

Concurrent with the name change, a 1 for 24 reverse split of the Common Stock was effected on September 30, 2009.  Shareholders with 1 or more but fewer than 100 shares after the reverse split were issued shares to increase their holdings to 100 shares.  All other fractional shares resulting from the reverse split were repurchased by the Company for $5.28 per share.

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It is an intermediate holding company without its own operations. On February 28, 2008, Advanced Swine acquired 100% equity interests of Heilongjiang SenYu Animal Husbandry Co., Ltd. (“SenYu”). SenYu was incorporated on September 3, 2004, under the laws of the People’s Republic of China (“PRC”). On December 20, 2007, Advanced Swine entered into a share transfer agreement with SenYu through which Advance Swine acquired all the equity interests of SenYu. The share transfer was approved on February 4, 2008 by the Heilongjiang Provincial Government, and the updated business license of SenYu with the new shareholder’s name was issued on February 28, 2008 by Jiamusi Administration for Industry and Commerce. As a result, SenYu became a foreign wholly owned enterprise on February 28, 2008.

SenYu was originally founded with a registered capital of $1,208,211(equivalent to RMB10 million) on September 3, 2004 and increased its registered capital to $6,165,762 (equivalent to RMB50 million) and $9,933,896 (equivalent to RMB80 million) on January 18 and August 29, 2006, respectively.

SenYu was in the development stage and incurred minor selling expenses and significant general and administrative expenses prior to September, 2005. In September 2005, SenYu accepted its first sales order of merchandise hogs and genetic boars, and started its business as a farmer enterprise for breeding, feeding, and marketing the grandparent and parent generation boars, and merchandise hogs.

In December 2005, SenYu entered into a joint venture agreement with Polar Genetics, Inc., a Canadian corporation (the “Polar Genetics”). The registered capital of Sino-Canadian SenYu Polar Swine Genetics Company Limited (“Sino-Canadian”)  is $2,068,368 (equivalent to RMB16.7 million).  According to the joint venture agreement, SenYu and the Polar Genetics are required to contribute $1,238,543 (equivalent RMB10 million) and 600 primary genetic boars worth $829,825 (equivalent RMB6.7 million), respectively, in order to own 60% and 40% of the joint venture, respectively. This joint venture had been approved by the Jiamusi Administration for Industry and Commerce on March 30, 2006, and the actual capital $1,246,028 (equivalent RMB10 million) was contributed by SenYu on May 22, 2006. Polar Genetics did not contribute 600 primary genetic boars worth $891,788 (equivalent RMB6.7 million) until October 12, 2007. Since China custom’s officers did not complete the full inspection, and release the primary genetic boars to the Sino-Canadian until November 27, 2007. Accordingly, SenYu fully owned this joint venture until November 27, 2007. This joint venture was in development stage and did not commence principal operations until November, 27, 2007.

3.	Basis of Presentation

a.	Fiscal Year

The Company’s fiscal year ends on June 30. The accompanying condensed consolidated financial statements of operations and cash flows include activities for the nine months ended March 31, 2010 and 2009, respectively.

b.	Principle of Consolidation

The accompanying unaudited condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. These consolidated financial statements include the financial statements of China Swine Genetics, Inc. and its subsidiaries, namely, SenYu and Sino-Canadian. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (the “PRC GAAP”). Necessary adjustments were made to the subsidiaries’ statutory accounts to conform to U.S. GAAP to be included in these consolidated financial statements.

4.	Summary of Significant Accounting Policies

a.	Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount reported in the unaudited condensed consolidated financial statements and the accompany notes. Significant estimates include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

b.	Foreign Currency Translation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars. The company’s functional currency is the Renminbi (“RMB”). In general, for consolidation purposes, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income.

The following rates are used in translating the RMB to the U.S. dollar presentation disclosed in these condensed consolidated financial statements for the nine months ended March 31, 2010 and 2009, respectively.
		For The Nine Months Ended March 31,
		2010	2009
Assets and liabilities	the nine months ended rate of US	$0.14650	$0.14634	/RMB
Revenue and expenses	average rate of US	$0.14644	$0.14624	/RMB

c.	Revenue Recognition

Revenues from products sales are recorded when both title to the goods and risk of ownership are transferred to the customer upon shipment, provided that no significant obligations remain. Net sales reflect units shipped at selling prices reduced by certain sales allowances.

d.	Income Taxes

The Company and its subsidiary in the U.S., Advanced Swine, are subjected to U.S. federal income taxes, and State of Delaware and State of Nevada annual franchise taxes, respectively. Its PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. In addition, the Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by the Company and its U.S. subsidiary, Advanced Swine, during the nine months ended March 31, 2010 and 2009. Therefore, for the nine months ended March 31, 2010 and 2009, the Company was not subject to any income taxes in PRC and U.S.

The Company follows ASC 740 – “Accounting for Income Taxes”, which requires recognition of deferred taxes, assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At March 31, 2010 and June 30, 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

e.	Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under the FASB ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Common Stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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

g.	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates market value.

h.	Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. Per historical records, the Company had no uncollectible amount occurred. Therefore, the Company had not recorded the allowance for doubtful accounts as of March 31, 2010 and 2009.

i.	Inventories

Inventories are stated at the lower of cost or market. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on a weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead.

j.	Bad Debt Allowance

In order to acquire significant amounts of commercial hogs, the Company advanced additional money to Heilongjiang WangDa Feedstuff Co., Ltd. (“WangDa”). Since the advances to WangDa  were a significant part of total assets, the Company’s subsidiary, SenYu, adopts a bad debt allowance at 0.5% of the amount of money advanced to WangDa. Commencing April 2009, our allowance rate was increased from 0.5% to 5%.

k.     Plant, Property, Equipment and Breeding Stock

Depreciation of property, plant, equipment, and breeding stock is computed using the straight-line method over the estimated useful lives of assets as follows:

Years
Land improvements	10 years
Leasehold improvements	Lower of term of lease or 5 years
Buildings	10 years
Machinery and equipment	2 years to 10 years
Breeding stock	3 years to 5 years

Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred, whereas significant renewals and betterments are capitalized. The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in our statements of operations.

l.	Cost of Sales

Cost of sales consists primarily of purchase cost of fodder, direct labor, depreciation and manufacturing overheads, which are directly attributable to the production of processed breeding hogs.

m.	Selling, General and administrative Costs

Selling costs consist primarily of salaries, freight costs, advertising fee, which incurred in the course of the sale of goods. General and administrative costs consist of salaries, entertainment expenses, professional expenses and other expenses, which resulted from organization and management for the operating activities.

n.	Fair value of financial instruments

The carrying amounts of cash and equivalents, accounts receivable, advance to suppliers, prepayments and other current assets, accounts payable and accrued expenses, customer deposits, and other current liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

o.     Recent Accounting Pronouncements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. Subsequent events have been evaluated through the date the financial statements were issued.

In January 2010, FASB amended ASC 820, "Disclosures about Fair Value Measurements." The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this disclosure does not have a material impact on its financial statements.

In December 2009, FASB issued an Accounting Standards Update (“ASU”) No. 2009-16, “Accounting for Transfers of Financial Assets”. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years.  The Company does not expect this ASU to have a material impact on its financial statements.

In August 2009, the FASB issued ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

5.	Inventories

Inventories on March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Raw materials	$48,820	$57,106
Work in progress	697,371	615,487
Finished goods	965,528	326,007
Total	$1,711,719	$998,600

Inventory turnover for the nine months ended March 31, 2010 and 2009 consisted of the following:

	For The Nine Months Ended March 31,
	2010	2009
Inventory turnover	34.74	19.54

Since there was significantly increased cost of goods sold resulted from the fact that we continued to successfully expand our sales quantities of merchandise hogs for the nine months ended March 31, 2010 as compared to the same period in 2009, whereas,   the average inventories were decreased in the nine months ended March 31, 2010 as compared to the same period in 2009. As a result, the inventories turnover figure for the nine months ended March 31, 2010 was more than the amount in the same period in 2009.

6.	Advanced to Suppliers, Net

In order to raise good quality commercial hogs, and control the quality of feeding materials and procedures, SenYu has a cooperation agreement with WangDa, a professional feeding materials provider and a collector for good quality commercial hogs, on October 11, 2007. Pursuant to the terms of the agreement, SenYu agreed to loan money to WangDa to support WangDa’s farmers’ use of good quality feedstuffs to raise their commercial hogs, and then sell those hogs to SenYu once they mature. WangDa can offset the loan amount from SenYu once it delivers the farmers’ commercial hogs to SenYu. In order to extend farmer-base production model and acquire significant amounts of hogs in the near future from WangDa, SenYu loaned an aggregate amount of $31,050,190 (equivalent to RMB 211,944,870) to WangDa as of March 31, 2010. SenYu adopted a bad debt allowance at 5% of the principal amount advanced for the nine months ended March 31, 2010 and for the fiscal year ended June 30, 2009. Accordingly, the bad debt allowances were $1,552,509 (equivalent to RMB 10,597,244) and $1,086,681 (equivalent to RMB7, 422,782) as of March 31, 2010 and June 30, 2009, respectively. Including the amount of advances to suppliers by the joint venture, Sino-Canadian, the Company had a total net amount advanced to suppliers as of March 31, 2010 and June 30, 2009 as follows:

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Advanced to suppliers	$31,053,737	$21,741,485
Less: Accumulated bad debt allowance	1,552,509	1,086,681
Advanced to suppliers, net	$29,501,228	$20,654,804

SenYu entered into a supplementary agreement with WangDa on December 12, 2008 to secure SenYu’s loan to WangDa. Pursuant to the supplementary agreement, once WangDa has breached the terms of the cooperation agreement, SenYu can exercise the following rights to secure its loans to WangDa: (1) step into WangDa’s shoes without any condition, and have all creditor’s rights of WangDa with its contracted farmers, (2) if such rights still do not satisfy the loss of SenYu, then SenYu will have a secured interest in all of WangDa’s assets, which include but not limited to the building, equipment, and working capital of WangDa.

SenYu renewed the cooperation agreement with WangDa effective January 1, 2009. SenYu still finances WangDa, with fixed profit margins set by SenYu, and WangDa in turn finances the farmers by providing fodder on credit at discount rates obtained through volume purchasing. WangDa also guarantees the repurchase of mature hogs that meet SenYu’s quality standards. In case WangDa breaches the terms of the cooperation agreement, SenYu can still exercise the above rights to secure its loans to WangDa.

Advances to suppliers aging as of March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Less than 90 days	$13,629,086	$7,042
91days-180days	17,421,474	21,734,443
181days-365days	3,177	-
Total	$31,053,737	$21,741,485

The Company’s advances to suppliers with ages of less than 91 days represented approximately 43.89% and 0.03% of the total advanced to suppliers as of March 31, 2010 and June 30, 2009, respectively.

Advances to WangDa’ turnover for the nine months ended March 31, 2010 and 2009 consisted of the following:

	For The Nine Months Ended March 31,
	2010	2009
Advanced to WangDa’ turnover	1.79	1.56

There was significantly increased purchases of commercial hogs from WangDa resulting from the Company’s increase in sales of commercial hogs for the nine months ended March 31, 2010 as compared to the same period in 2009, and the amount of increased purchases were significantly greater than the amount of increased average advances to WangDa in the nine months ended March 31, 2010 as compared to the same period in 2009. As a result, the turnover rate of advances to WangDa for the nine months ended March 31, 2010 was more than the amount in the same period in 2009.

7.	Prepayments and Other Current Assets

As of March 31, 2010 and June 30, 2009, prepayments and other current assets consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Prepaid rents	$45,181	$46,263
Advance to employees	9,904	39,313
Other receivable	96,451	61,213
Total	$151,536	$146,789

8.	Property, Plant, Equipment, and Breeding Stock, Net

Property, Plant, Equipment, and Breeding Stock, less accumulated depreciation, consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Land improvements	$278,369	$278,173
Leasehold improvements	100,153	65,533
Buildings and improvements	1,764,393	1,763,151
Machinery and equipments	687,550	687,065
Breeding stock	491,196	866,821
Sub-Total	3,321,661	3,660,743
Less: Accumulated depreciation	1,304,250	1,174,133
Total	$2,017,411	$2,486,610

Depreciation expenses for the nine months ended March 31, 2010 and 2009 were $378,429 and $653, 668 respectively. Loss on disposal of fixed assets for the nine months ended March 31, 2010 and 2009 was $107,789 and $402, 141 respectively.

9.	Loans Payable, Net

Loans payable as of March 31, 2010 and June 30, 2009 consisted of the following:

Loans payable, net
	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
On December 1 and 16, 2005, the Company obtained loans in an aggregate amount of RMB2.8 million (equivalent to $410,203 and $409,915 as of March 31, 2010 and June 30, 2009, respectively) and RMB0.7 million (equivalent to $102,550 and $102,479 as of March 31, 2010 and June 30, 2009, respectively) from Jiamusi Government Financial Bureau (“JGFB”) by pledging some buildings in Huanan, which have a carrying value of approximately RMB2.6 million (equivalent to $380,840 ). The term of the debt was originally from October 31, 2005 to 2007. Since the Company is an agricultural enterprise and its business is supported by the Chinese government, these loans do not bear interest, and the original due date was extended to December 31, 2008, and has since been extended to December 31, 2010
	$512,753	$512,394

On April 20 and September 25, 2007, Sino-Canadian, obtained loans in an aggregate amount of RMB1.5 million (equivalent to $219,751 and $219,597 as of March 31, 2010 and June 30, 2009, respectively) and RMB0.5 million (equivalent to $73,252 and $73,199 as of March 31, 2010 and June 30, 2009, respectively) from TangYuan Government Financial Bureau (“TGFB”) by pledging some buildings in Heijinhe, which have a carrying value of approximately RMB5.1 million (equivalent to $747,032 ). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the Chinese government supports the Company’s business, these loans do not bear interest and all of their due dates have been extended to December 31, 2010
	293,003	292,796

On May 9, 2007, the Company obtained a loan in an aggregate amount of RMB2 million (equivalent to $292,954 and $293,003 as of March 31, 2010 and June 30, 2009, respectively) from JGFB by pledging some buildings in Huanan, which have a carrying value of approximately RMB1.5 million (equivalent to $219,715). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the government supports the Company’s business, this loan does not bear interest and the due date had been extended to December 31, 2009 by JGFB on June 16, 2008.  Whereas, on December 16, 2009, the due dates of these loans have been extended to December 31, 2010
	293,003	292,796

Total loans payable	$1,098,759	$1,097,986
Less: discount on loans payable	41,552	29,077
Total loans payable, net	$1,057,207	$1,068,909

10.	Convertible Note, Net

On February 22, 2010 the Company consummated an offering of 10% Secured Convertible Notes (the “Notes”) in the principal amount of $2,165,000. The Notes were sold at par to twelve investors. The maturity date of the Notes is February 22, 2011. Interest on the Notes at 10% per annum is payable quarterly. Payment of interest and principal is secured by a pledge of the Company’s shares owned by Ligang Shang, the majority shareholder of the Company. In the event that the Company completes an equity financing of $5 million or more (a “Qualified Financing”), the Notes will automatically convert into securities of like kind to the securities sold in the Qualified Financing at a 50% discount to the purchase price of the securities in the Qualified Financing.  If the Company does not complete such a Qualified Financing prior to the maturity date of the Notes, the Company will be required to issue to the Note-holders warrants to purchase shares of the Common Stock at $1.50 per share, up to the principal amount of the Notes .Upon conversion of the Notes into Common Stock, the Company shall issue to Primary Capital, LLC warrants to purchase 8% of the securities issuable to the investors upon conversion.

The Company assumes it will not complete a Qualified Financing prior to the maturity date of the Notes listed above, and records the difference between the market price of Common Stock on February 22, 2010 and the warrant conversion price of $1.50 per share as a “discount on convertible note”, and the sum is carried on the balance sheet as an “additional paid-in capital-stock warrant” in the amount of $1,794,281 as of March 31, 2010.

If the investors exercise the warrants in the future, the Company will debit the total proceeds received as “Additional Paid-in Capital – Stock Warrant”, and credit the “Common Stock” and “Additional Paid-in Capital in Excess of Par”. However, if the investors fail to exercise the warrants in the future, the Company will write them off by debit “Additional Paid-in Capital –Stock Warrant” for $1,794,281, and credits “Additional Paid-In Capital from Expired Warrants” for a like amount.

Net of convertible notes as of March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Convertible note	$2,165,000	$-
Less: Discount on convertible note	1,612,395	-
Convertible note, net	$552,605	$-

11.	Loans from Shareholders/Officers, Net

Loans from shareholders/officers are unsecured, non-interest bearing, and have not set repayment date. At the quarter ended September 30, 2009, in order to increase the working capital of the Company, the majority shareholder, Mr. Ligang Shang, waived his right to collect the Company’s debt to him in an aggregate amount of $11,169,236.  That sum was added to paid-in capital as of September 30, 2009. In addition, there were no loans from shareholders/officers during the period from October 1, 2009 to March 31, 2010. As a result, the total net amount of loans from the shareholders/officers was zero as of March 31, 2010.

12.	Commitments

The Company enters into forward commercial hog sales contracts with its major customers to decrease its market risk in the ordinary course of business. The Company utilizes forward contracts to establish adequate sales to minimize the risk of market fluctuations. The Company continually monitors its overall market position and fair value. The contracts information listed as follows:

Contract #	Sales Contracts	Client’s Name	Contract Term	Sales Quantities
1	Merchandise hogs sales	Beijing Da Hongmen	from September 28, 2009 to September 28, 2010	120 thousand hogs per year

2	Merchandise hogs sales	Beijing Fifth Meat Processing Factory	from August 29, 2009 to August 28, 2010	180 thousand hogs per year

	Sales Price	Hog Average Weight	Hogs Quality	Penalty
1	Market value in Beijing area	From 75 to 90kg	second or/and third generation of merchandise hogs	1% penalty if the merchandise hogs delivered late

2	Market value in Beijing area	From 75 to 90kg	second or/and third generation of merchandise hogs	1% penalty if the merchandise hogs delivered late

The Company leases office space, employee living space, and certain pigsties under non-cancelable operating leases. The rental expenses under operating leases were $140,791 and $140,047 in the nine months ended March 31, 2010 and 2009, respectively. Future minimum rental commitments on March 31, 2010, are as follows:

For The Nine Months Ending March 31,	Amount
2011	$142,258
2012	6,064
2013	1,464
2014	1,464
2015	1,464
Thereafter	28,434
Total minimum payments required	$181,148

13.	Stockholders’ Equity

a.     Series A Convertible Preferred Stock

In exchange for the outstanding shares of Advanced Swine, the Company issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine.  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of Common Stock. There were 4,800 shares of Series A Preferred Shares authorized, with par value $0.001 per share, as of June 30, 2009.

There were 4,646.05933 outstanding shares of Series A Convertible Preferred Stock that were convertible into 19,958,583 shares of Common Stock following the effect of the reverse stock split.  The Series A Preferred Shares have voting rights equal to the number of common shares into which they are convertible.

 If a dividend is declared, the holders of Series A Convertible Preferred Stock will be entitled to participate in the dividend as if such shares had been converted to Common Stock.  In the event of liquidation, the holder of each share of Series A Convertible Preferred Stock will receive $.01 per share, then participate in the liquidation as if the Series A Convertible Preferred Stock had been converted to Common Stock.  The holder of Series A Convertible Preferred Stock has voting rights equal to the number of common shares into which the Series A shares are convertible.  The Company may redeem the Series A Convertible Preferred Stock for a price of $.01 per share at any time when there is sufficient authorized Common Stock for conversion of the Series A Convertible Preferred Stock.

b.     Preferred Stock

The Board of Directors of the Company is authorized to designate the preferred stock in classes, and to determine the rights, privileges and limitations of the shares in each class. There were 9,995,200 share of Preferred Stock authorized, par value $0.001 per share, and zero share of Preferred Stock outstanding and issued as of March 31, 2010 and June 30, 2009, respectively.

c.	Common Stock

After the change of domicile from Colorado to Delaware on December 6, 2007, the Company had 300,000,000 authorized shares Common Stock, par value $0.001 per share. On November 9, 2009, 4,646.05933 outstanding shares of Series A Convertible Preferred Stock were converted into 19,958,583 shares of Common Stock. On January 29, 2010, the board of directors of the Company authorized, and on February 2, 2010, the Company issued 5,000 shares of Common Stock to its consultant for services rendered for the term from January 29, 2010 to June 30, 2010. As a result, the Company had 20,091,112 and 68,584 shares of Common Stock outstanding and issued as of March 31, 2010 and June 30, 2009, respectively.

Holders of the Common Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders.  There is no cumulative voting in the election of directors.  Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available therefor and, in the event of liquidation, dissolution or winding up of the Company, to share proportionally in all assets remaining after payment of liabilities.  The holders of Common Stock have no pre-emptive or conversion rights and are not subject to further calls or assessments.  There are no redemption or sinking fund provisions applicable to the Common Stock.

d.	Reverse Stock Split

Effective on September 30, 2009, the Company implemented a reverse split of its Common Stock. No fractional shares or scrip were issued; rather, in the case of each shareholder who held less than one whole share or held 100 or more shares after the Reverse Split, the Company purchased all fractional shares resulting from the Reverse Split for $5.28 per share.  In the case of each shareholder who would otherwise hold at least one but fewer than 100 shares as a result of the Reverse Split, the Company issued a number of shares equal to the difference between the shares held by the shareholder and 100, so that each such shareholder owns 100 whole shares.

All presentations regarding outstanding Common Stock in these financial statements have been adjusted to reflect the Reverse Stock Split as if it had occurred on July 1, 2007.

e.	Additional Paid-In Capital

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $15,215,399 and $4,043,180 recorded as additional paid-in capital as of the quarter ended March 31, 2010 and the year ended June 30, 2009, respectively.

f.	Additional Paid-in Capital Stock Warrant

On February 22, 2010 the Company consummated an offering of 10% Secured Convertible Notes (the “Notes”) in the principal amount of $2,165,000. The Notes were sold at par to twelve investors. The maturity date of the Notes is February 22, 2011. Interest on the Notes at 10% per annum is payable quarterly. Payment of interest and principal is secured by a pledge of the Company’s shares owned by Ligang Shang, the majority shareholder of the Company. In the event that the Company completes an equity financing of $5 million or more (a “Qualified Financing”), the Notes will automatically convert into securities of like kind to the securities sold in the Qualified Financing at a 50% discount to the purchase price of the securities in the Qualified Financing.  If the Company does not complete such a Qualified Financing prior to the maturity date of the Notes, the Company will be required to issue to the Note-holders warrants to purchase shares of the Common Stock at $1.50 per share, up to the principal amount of the Notes .Upon conversion of the Notes into Common Stock, the Company shall issue to Primary Capital, LLC warrants to purchase 8% of the securities issueable to the investors upon conversion.

The Company assumes it will not complete a Qualified Financing prior to the maturity date of the Notes listed above, and records the difference between the market price of Common Stock on February 22, 2010 and the warrant conversion price of $1.50 per share as a “discount on convertible note”, and the sum is carried on the balance sheet as an “additional paid-in capital-stock warrant” in the amount of $1,794,281 as of March 31, 2010.

g.	Shares Base Compensation and Unearned Compensation

On January 29, 2010, the board of directors of the Company authorized, and on February 2, 2010 the Company issued, 5,000 shares of Common Stock to its consultant for services rendered for the term from January 29, 2010 to June 30, 2010. The Company debited unearned compensation on the grant date, January 29, 2010, and will recognize total compensation expenses over the period ended June 30, 2010. Unearned compensation represents the cost of services yet to be performed, and the Company reports unearned compensation in shareholders’ equity in the balance sheets, as a contra-equity account.

14.	Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	$1,440,791	$889,377	$9,209,413	$4,114,943
Denominator:
Weighted average common shares	20,087,080	68,584	10,589,708	68,584
Net income per share — basic	$0.07	$12.97	$0.87	$60.00

Diluted:
Numerator:
Net income for basic calculation	$1,440,791	$889,377	$9,209,413	$4,114,943
Effect of dilutive securities issued	204,739	-	204,739	-
Net income for diluted calculation	$1,645,530	$889,377	$9,414,152	$4,114,943
Denominator:
Denominator for basic calculation	20,087,080	68,584	10,589,708	68,584
Weighted average effect of dilutive securities:
Convertible debt	1,063,881	-	354,627	-
Series A convertible preferred stock	-	19,958,583	-	19,958,583
Denominator for diluted calculation	21,150,961	20,027,167	10,944,335	20,027,167
Net income per share — diluted	$0.08	$0.04	$0.86	$0.21

15.	Concentration of Business

a.     Financial Risks
The Company provides credit in the ordinary course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. The Company advances significant funds to its major supplier, WangDa. The Company also performs ongoing credit evaluations of its advances and maintains allowances for doubtful amounts based on factors surrounding the credit risk of its suppliers.

b.     Major Customers

The following summarizes sales to major customers (each represented 10% or more of the Company’s total sales revenues):

	Sold to	Number of	Percentage of
For The Nine Months Ended March 31,	Major Customers	Customers	Total Sales Revenue
2010	$ 59,020,984	2	98.67%
2009	$ 32,583,314	2	95.44%

c.	Major Suppliers

The following summarizes purchases from major suppliers (each representing10% or more of purchased):

	Purchased from	Number of	Percentage of
For The Nine Months Ended March 31,	Major Suppliers	Suppliers	Total Purchased
2010	$ 47,410,096	1	99.88%
2009	$ 28,040,578	1	99.66%

16.	Geographical Risks

Substantially all of the Company’s operations are carried out in the PRC. Accordingly, the Company’s business is subject to considerations and risks different from those in the United States, including changes in the political, economic, social, legal, and tax environments in PRC, as well as changes in inflation and interest rates. Changes in laws and regulations concerning PRC’s purchases and sales of hogs and genetic boars, and feedstuffs business, could significantly affect the Company’s future operating results and financial position.

17.	Subsequent Event

Pursuant to the consulting agreements with Mr. Liangchun Cong and Mr. Frank T. Hau on April 16, 2010, the Company issued an aggregate of 200,000 shares of Common Stock to Mr. Cong and Mr. Hau as consultancy fees for the services that Mr. Gong and Mr. Hau provide to the Company for three years starting April 16, 2010. As a result, the Company had 20,291,112 shares of Common Stock, par value $.001 per share, outstanding and issued as of May 10, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the nine months and three months ended March 31, 2010 and 2009, respectively, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

China Swine Genetics, Inc. was founded as a Colorado corporation on June 29, 1983 and was re-domiciled to the State of Delaware on December 6, 2007. In connection with the Company’s change of domicile, the Company increased its authorized capital stock to 310,000,000 of which 300,000,000 are Common Stock, and 10,000,000 are Preferred Stock, each with a par value of $0.001 per share, with the preferred stock issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. Prior to August 13, 2009, the Company had not engaged in any business operations.

On August 13, 2009, the Company acquired all of the outstanding capital stock of Advanced Swine by issuing 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine.  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of Common Stock.

A Certificate of Amendment to the Company’s Certificate of Incorporation was filed on September 9, 2009 to change the Company’s name from Apogee Robotics, Inc. to “China Swine Genetics, Inc.” Concurrent with the name change, a 1 for 24 reverse split was effected on September 30, 2009.  Shareholders with 1 or more but fewer than 100 shares after the reverse split were issued shares to increase their holdings to 100 shares.  All other fractional shares resulting from the reverse split were repurchased by the Company for $5.28 per share.

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It is an intermediate holding company that conducts its business through its subsidiaries in the PRC. On December 20, 2007, Advanced Swine entered into a share transfer agreement with SenYu through which Advance Swine acquired all the equity interests in SenYu. SenYu was incorporated on September 3, 2004, under the laws of PRC. SenYu was originally founded with a registered capital of $1,208,211(equivalent to RMB10 million) on August 27, 2004 and increased its registered capital to $6,165,762 (equivalent to RMB50 million) and $9,933,896 (equivalent to RMB80 million) on January 18 and August 29, 2006, respectively. SenYu was in the development stage and incurred minor selling expenses and significant general and administrative expenses until September, 2005, when it accepted its first sales order of merchandise hogs and genetic boars, and started its business as a farmer enterprise for breeding, feeding, and marketing the grandparent and parent generation boars, and merchandise hogs.

In December 2005, SenYu established a joint venture named Sino-Canadian SenYu Polar Swine Genetics Company Limited (“Sino-Canadian”) with Polar Genetics Inc., a Canadian corporation (the “Polar Genetics”). This joint venture was in the development stage and did not commence principal operations until November 27, 2007.

Both SenYu and Sino-Canadian JV engage in the business of breeding and raising hogs and piglets, then distributing them to slaughter facilities and pork distributors in the PRC. Our objective is to establish ourselves as a leading producer and distributor of commercial hogs and piglets in the PRC.

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

	For The Three Months		For The Three Months		2010 Vs 2009
	Ended March 31, 2010		Ended March 31, 2009		Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenues	$14,921,687		$7,740,915		$7,180,772	93%
Cost of Goods Sold	12,243,434	82.1%	6,346,768	82.0%	5,896,666	93%
Gross Profit	2,678,253	17.9%	1,394,147	18.0%	1,284,106	92%
Operating Expenses
Selling expenses	523,272		238,140		285,132	120%
Bad debt for advanced to suppliers	80,893		8,011		72,882	910%
General and administrative expenses	441,349		82,784		358,565	433%
Total Operating Expenses	1,045,514	7.0%	328,935	4.2%	716,579	218%
Income From Operations	1,632,739	10.9%	1,065,212	13.8%	567,527	53%
Other Income (Expenses or Losses)
Interest (expenses) income, net	(203,317)		1,053		(204,370)	-19408%
Other income (expenses), net	-		1		(1)	-100%
Losses on disposal of fixed assets	(9)		(247,416)		247,407	-100%
Losses on disposal of inventories	(6,324)		(74,787)		68,463	-92%
Total Other Expenses or Losses	(209,650)		(321,149)		111,499	-35%
Income from Continuing Operations Before Income Taxes	1,423,089	9.5%	744,063	9.6%	679,026	91%
Income Tax Provision	-		-		-
Net Income Before Noncontrolling Interest	1,423,089	9.5%	744,063	9.6%	679,026	91%
Less: Net loss attributable to the noncontrolling interest	(17,702)		(145,314)		127,612	-88%
Net Income Attributable to China Swine Genetics Inc.	$1,440,791		$889,377		$551,414	62%

Revenues

Total revenues were $14,921,687 for the three months ended March 31, 2010, an increase of $7,180,772 or 93%, compared to $7,740,915 for the three months ended March 31, 2009. The increase in revenues mainly resulted from increased orders from our major customers. We increased sales volume of commercial hogs from 38,169 for the three months ended March 31, 2009 to 85,294 during the three months ended March 31, 2010.

The following table sets forth information regarding the sales of our principal products during the three months ended March 31, 2010 and 2009:

	For The Three Months Ended March 31
	2010			2009			2010 Less 2009
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial Hogs Purchased From WangDa	85,294	$14,452,503	97%	38,169	$6,993,419	90%	47,125	$7,459,084	107%
Others Hogs Raised By Us	2,227	469,184	3%	4,666	747,497	10%	(2,439)	(278,312)	-37%
Total	87,521	$14,921,687	100%	42,835	$7,740,915	100%	44,686	$7,180,772	93%

Commercial hogs refers to those hogs purchased from WangDa and sold to our major customers.
Other hogs refers to hogs raised in our own breeding facilities.

The increase in quantities sold, as reflected in the table, is primarily attributable to our policy of committing all of our available cash resources to the expansion of the herds under our control.

The following table sets forth information regarding the average price per capita of our principal products during the three months ended March 31, 2010 and 2009.

	Average Unit Sales Price Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs Purchased From WangDa	$169.44	$183.22	$(13.78)
Others Hogs Raised By Us	210.68	160.20	50.489
Overall Average Products	170.49	180.71	(10.22)

The decrease in average unit sales price (per capita), as reflected in the table, is primarily attributable to the facts that market price of hogs per kilogram declined in the three months ended March 31, 2010 as compared to the same period in 2009. The average unit sales price of others hogs increased for the three months ended March 31, 2010 as compared to the same period in 2009. The increase resulted from the fact that we sold more hogs whose weights for the three months ended March 31, 2010 were higher than the weights in the same period in 2009.  Assuming we measure the average unit sales price of other hogs by kilogram, the average unit sales of other hogs per kilogram in the third quarter of 2010 was less than the amount in the same period in 2009.

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect manufacturing costs, including production overhead costs, and purchase costs for the hogs purchased from WangDa. Cost of goods sold for the three months ended March 31, 2010 was $12,243,434, as compared to $6,346,768 for the three months ended March 31, 2009, an increase of $5,896,666 or 93%. This increase was primarily attributable to increased sales volume for the three months ended March 31, 2010, as compared to the same period in 2009.

Gross margin was 17.9% for the three months ended March 31, 2010 and 18% for the three months ended March 31, 2009. The slight decline in gross profit percentage was due to the fact that we reduced number of hogs in our breeding facilities starting in July 2009 because the market price of hogs significantly declined. As a result, more manufacturing costs were allocated to unit cost of breeding hogs per capita for the three months ended March 31, 2010 as compared to the same period in 2009.  Higher gross margin of commercial hogs was offset by reduction in market price of hogs per kilogram and the increased costs of “other hogs”. Therefore, gross margin was reduced slightly for the three months ended March 31, 2010, compared to the same period in 2009.

The following table sets forth information regarding the average cost per capita of our principal products during the three months ended March 31, 2010 and 2009.

	Average Unit Costs Price Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs Purchased From WangDa	$136.43	$148.99	$(12.56)
Others Hogs Raised By Us	188.56	123.63	64.93
Overall Average Hogs	142.92	148.17	(5.25)

The decrease in average cost per capita, as reflected in the table, is primarily attributable to the fact that we sold more commercial hogs in the third quarter of 2010 as compare to the same period in 2009.

Costs of commercial hogs consist of fodder costs and payment of partial profits to WangDa’s franchise farmers. The average unit costs for commercial hogs per capita decreased for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease resulted from the fact that fodder costs declined for the three months ended March 31, 2010 as compared to the same period in 2009. Furthermore, the market price of hogs per kilogram declined in the three months ended March 31, 2010 as compare to the same period in 2009, and payment of partial profits to WangDa’s franchise farmers were reduced significantly for the three months ended March 31, 2010 as compared to the same period in 2009. Accordingly, the average unit cost of commercial hogs decreased in the quarter ended March 31, 2010.

The average unit costs for other hogs increased significantly for the three months ended March 31, 2010, as compared to the same period in 2009. The increase resulted from the fact that we reduced the number of hogs in our breeding facilities beginning in July 2009 because the market price of hogs significantly declined. As a result, more manufacturing costs were allocated to unit cost of other hogs for the three months ended March 31, 2010.  Consequently, the average unit cost of other hogs rose significantly in the third quarter of 2010.

Selling Expenses

Selling expense rose at a greater pace than our revenues, from $238,140 for the three months ended March 31, 2009 to $523,272 for the three months ended March 31, 2010, which represented an increase of $285,132 or 120%. This was mainly due to an increase in employee compensation associated with expansion of our internal sales team, and our development of a shipping program between Jiamusi and Beijing using the services provided by Jiamusi Shunlida Transporting Co., Ltd effective from October 2007 through December 31, 2009, and Jiamusi Hongqi Transporting Agency Co., Ltd. commencing in January 2010.

Bad debt for advanced to suppliers

The provision for bad debt expense was $80,893 for the three months ended March 31, 2010, as compared to $8,011 for the three months ended March 31, 2009, an increase of $72,882 or 910%. The increase is primarily attributable to increased bad debt allowance from 0.5% to 5% with respect to the significant advances to suppliers commencing in April 2009. In order to acquire significant amounts of hogs WangDa, the advances to WangDa continued to increase rapidly. For the higher risk of default, we determined that it was appropriate to increase our allowance rate from 0.5% to 5% starting April 2009. This led to an expense of $80,893 for the three months ended March 31, 2010.

General and Administrative Expenses

General and administrative expenses were $441,349 for the three months ended March 31, 2010, as compared to $82,784 for the three months ended March 31, 2009, an increase of $358,565 or 433%. The increase was primarily attributable to increased consulting fees in connection with fund raising in the U.S., public relationship advisory charges and professional fees during the three months ended March 31, 2010 as compared to the same period in 2009.

Total Operating Expenses

During the three months ended March 31, 2010, total operating expenses were $1,045,514 as compared to $328,935 for the three months ended March 31, 2009, an increase of $716,579 or 218%. This increase was attributable to the increases described above in selling expenses, increase in bad debt allowance for funds advanced to suppliers and general administrative expenses during the three months ended March 31, 2010, compared to the same period in 2009. We expect that our selling, general and administrative expenses will increase in the future in proportion to the growth of our business.

Other Income (Expense or Losses)

During the three months ended March 31, 2010, other expense or losses, net, amounted to $209,650 as compared to other expenses or losses, net of $321,149 during the three months ended March 31, 2009, a decrease of $111,499 or 35%.

For the three months ended March 31, 2010, net interest expense was $203,317 as compared to net interest income of $1,053 during the three months ended March 31, 2009, a decrease of $204,370 or 19,408%. This decrease was primarily attributable to the fact that the Company issued secured convertible notes to certain investors in the aggregate amount of $2,165,000 on February 22, 2010 with an accrued interest rate of 10% per year. Accordingly, the Company incurred more interest expense for the three months ended March 31, 2010 as compared to the same period in 2009.

In order to maximize the return on our investment in swine, we routinely cull breeding sows that have lost their productivity. In addition, our herds are subject to ordinary risks of mortality. If a hog dies before sale and before we have fully depreciated our investment in the hog, we incur an expense equal to the unamortized cost of the hog.  Such incidences of swine mortality caused us an expense of $6,333 in the three months ended March 31, 2010, recorded as “losses on disposal of fixed assets” or “losses on disposal of inventories” depending on the category of the deceased hog. In the three months ended March 31, 2009, our mortality losses were $322,203. This category of expense will vary from quarter to quarter, depending on factors such as weather, disease, and other seasonal factor. The Company culled more breeding swine as a result of their lower productivity in the third quarter of 2009. Accordingly, losses on “disposal of fixed assets” or “losses on disposal of inventories” for the three months ended March 31, 2010 was less than the amounts in the same period in 2009.

Income Taxes

Our provisions for income taxes for the three months ended March 31, 2010 and 2009 were zero and zero, respectively. Our PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. But for that exemption, our income under Chinese accounting principles would be taxed at a rate of 25%. The Company and its subsidiary in the U.S., Advanced Swine, are subjected to U.S. federal income taxes, and State of Delaware and State of Nevada annual franchise taxes, respectively. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by the Company and its U.S. subsidiary, Advanced Swine, during the nine months ended March 31, 2010 and 2009. Therefore, for the three months ended March 31, 2010 and 2009, the Company was not subject to any income taxes in PRC and U.S.

Net Income and Comprehensive Income

During the three months ended March 31, 2010, Sino-Canadian, the joint venture in which we hold 60% of the equity, incurred a net loss of approximately $44,255.  In our Statements of Operations, the 40% of that loss allocable to our joint venture partner was attributed to “Noncontrolling Interest” and added to our net income.  In the future, if Sino-Canadian realizes a net profit, the 40% of that gain allocable to our joint venture partner will likewise be deducted from our net income.  Our net income for the quarter ended March 31, 2010, after that deduction, totaled $1,440,791.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended March 31, 2010, the effect of converting our financial results to U.S. dollars was to add $5,497 to our accumulated other comprehensive income.  During the third quarter of fiscal 2009, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was a decrease of $41,226 to our accumulated other comprehensive income.

NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO NINE MONTHS ENDED MARCH 31, 2009

	For The Nine Months		For The Nine Months		2010 Vs 2009
	Ended March 31, 2010		Ended March 31, 2009		Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenues	$59,814,100		$34,139,865		$25,674,235	75.2%
Cost of Goods Sold	47,081,844	78.7%	28,117,885	82.4%	18,963,959	67.4%
Gross Profit	12,732,256	21.3%	6,021,980	17.6%	6,710,276	111.4%
Operating Expenses
Selling expenses	1,880,582		1,143,009		737,573	64.5%
Bad debt for advanced to suppliers	464,877		14,724		450,153	3057.3%
General and administrative expenses	740,927		368,720		372,207	101.0%
Total Operating Expenses	3,086,386	5.2%	1,526,453	4.5%	1,559,933	102.2%
Income From Operations	9,645,870	16.1%	4,495,527	13.2%	5,150,343	114.6%
Other Income (Expenses or Losses)
Interest (expenses) income, net	(201,497)		(25,126)		(176,371)	702.0%
Other income (expenses), net	(6,451)		9,091		(15,542)	-171.0%
Losses on disposal of fixed assets	(107,789)		(402,141)		294,352	-73.2%
Losses on disposal of inventories	(252,209)		(216,239)		(35,970)	16.6%
Total Other Expenses or Losses	(567,946)		(634,415)		66,469	-10.5%
Income from Continuing Operations Before Income Taxes	9,077,924	15.2%	3,861,112	11.3%	5,216,812	135.1%
Income Tax Provision	-		-		-
Net Income Before Noncontrolling Interest	9,077,924	15.2%	3,861,112	11.3%	$5,216,812	135.1%
Less: Net loss attributable to the noncontrolling interest	(131,489)		(253,831)		$122,342	-48.2%
Net Income Attributable to China Swine Genetics Inc.	$9,209,413		$4,114,943		$5,094,470	123.8%

Revenues

Total revenues were $59,814,100 for the nine months ended March 31, 2010 compared to $34,139,865 for the nine months ended March 31, 2009, an increase of $25,674,235 or 75%. The increase in revenues resulted from increased orders from our major customers. During the nine months ended March 31, 2009, we increased sales volume of commercial hogs and other hogs from 190,481 to 329,434 for the nine months ended March 31, 2010.

The following table sets forth information regarding the sales of our principal products during the nine months ended March 31, 2010 and 2009.

	For the Nine Months Ended March 31
	2010			2009			2010 Less 2009
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial Hogs Purchased From WangDa	323,514	$59,020,984	99%	180,168	$32,583,314	95%	143,346	$26,437,670	81%
Others Hogs Raised By Us	5,920	793,117	1%	10,313	1,556,551	5%	(4,393)	(763,435)	-49%
Total	329,434	$59,814,100	100%	190,481	$34,139,865	100%	138,953	$25,674,235	32%

The increase in quantities sold, as reflected in the table, is primarily attributable to our policy of committing all of our available cash resources to the expansion of the herds under our control.

The following table sets forth information regarding the average price per capita of our principal products during the nine months ended March 31, 2010 and 2009.

	Average Unit Sales Price Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs Purchased From WangDa	$182.44	$180.85	$1.59
Others Hogs Raised By Us	133.97	150.93	(16.96)
Overall Average Hogs	181.57	179.23	2.34

The increase in average unit sales price per capita, as reflected in the table, is primarily attributable to the fact that the sales price of commercial hogs rose slightly in the nine months ended March 31, 2010, as compared to the same period in 2009. The average unit sales price of others hogs per capita decreased significantly for the nine months ended March 31, 2010 as compared to the same period in 2009. The decrease resulted from the fact that we sold more swine with a higher unit sales price which was a part of other hogs in the nine months ended March 31, 2009, as compared to the same period in 2010.

Cost of Sales and Gross Profit

Our costs of goods sold consisted primarily of direct and indirect manufacturing costs, including production overhead costs and costs of our purchases of hogs from WangDa. Cost of goods sold for the nine months ended March 31, 2010, was $47,081,844, as compared to $28,117,885 for the nine months ended March 31, 2009, an increase of $18,963,959 or 67.4%. This increase was primarily attributable to increased sales volume.

Gross margin was 21.3% for the nine months ended March 31, 2010 and 17.6% for the nine months ended March 31, 2009. The increase in gross margin was due to the fact that we reduced the number of hogs in our breeding facilities because the market price of hogs significantly declined. As a result, more manufacturing costs were allocated to unit cost of breeding hogs per capita for the nine months ended March 31, 2010 as compared to the ame period in 2009.  For the commercial hogs purchased from WangDa, since we reduced fodders costs, commercial hogs brought higher gross margin in the nine months ended March 31, 2010 as compared to the same period in 2009. Higher gross margin of commercial hogs was offset slightly by the increase in costs of other hogs.

The following table sets forth information regarding the average cost per capita of our principal products during the nine months ended March 31, 2010 and 2009.

	Average Unit Costs Price Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs Purchased From WangDa	$142.08	$148.99	$(6.91)
Others Hogs Raised By Us	188.56	123.63	64.93
Overall Average Hogs	142.92	147.62	(4.70)

The decrease in average cost per capita, as reflected in the table, is primarily attributable to the fact that we sold more commercial hogs with a lower unit cost in the nine months ended March 31, 2010 as compared to the same period in 2009.

The average unit cost for other hogs increased significantly for the nine months ended March 31, 2010 as compared to the same period in 2009. The increase resulted from the fact that we reduced the number of hogs in our breeding facilities because the market price of hogs significantly declined. As a result, more manufacturing costs were allocated to unit cost of other hogs per capita for the nine months ended March 31, 2010.  Consequently, the average unit cost of other hogs per capital rose significantly in the quarter ended March 31, 2010.

Selling Expenses

Selling expense rose at a pace slightly less than our revenues, from $1,143,009 for the nine months ended March 31, 2009 to $1,880,582 for the nine months ended March 31, 2010, which represented an increase of $737,573 or 64.5%. The increase was mainly due to our development of a shipping program between Jiamusi and Beijing using the services of Jiamusi Shunlida Transporting Co., Ltd through December 31, 2009 and Jiamusi Hongqi Transporting Agency Co., Ltd beginning in January 2010.

Bad debt for advanced to suppliers

Provision for bad debt expense was $464,877 for the nine months ended March 31, 2010, as compared to $14,724 for the nine months ended March 31, 2009, an increase of $450,153 or 3,057.3%. The increase was primarily attributable to increased bad debt allowance from 0.5% to 5% with respect to the significant advances to suppliers commencing in April 2009. In order to acquire significant amounts of hogs WangDa, we increased our advances to WangDa. For the risk of default, we determined that it was appropriate to increase our allowance rate from 0.5% to 5% beginning in April 2009. This led to an expense of $464,877 for the nine months ended March 31, 2010.

General and Administrative Expenses

General and administrative expenses were $740,927 for the nine months ended March 31, 2010, as compared to $368,720 for the nine months ended March 31, 2009, an increase of $372,207 or 101%. The increase was primarily attributable to increased consulting fees associated with fund raising in the U.S., public relationship advisory charges and professional fees during the nine months ended March 31, 2010 as compared to the same period in 2009.

Total Operating Expenses

During the nine months ended March 31, 2010, total operating expenses were $3,086,386 as compared to $1,526,453 for the nine months ended March 31, 2009, an increase of $1,559,933 or 102.2%. This increase was attributable to the increases described above in selling expenses, the increase in bad debt allowance for funds advanced to suppliers and general administrative expenses during the nine months ended March 31, 2010 compared to the same period in 2009. Moreover, we expect that our selling, general and administrative expenses will increase in the future in proportion to the growth of our business.

Other Income (Expense or Losses)

During the nine months ended March 31, 2010, other expense or losses , net, amounted to $567,946 as compared to other expenses or losses, net of $634,415 during the nine months ended March 31, 2009, a decrease of $66,469 or 10.5%.

For the nine months ended March 31, 2010, net interest expenses was $201,497 as compared to net interest expense of $25,126 during the nine months ended March 31, 2009, an increase of $176,371 or 702%. This increase was primarily attributable to the fact that the Company issued secured convertible notes to certain investors in an aggregate amount of $2,165,000 on February 22, 2010, with an accrued interest rate of 10% per year. Accordingly, the Company incurred more interest expense for the nine months ended March 31, 2010 as compared to the same period in 2009.

In order to maximize the return on our investment in swine, we routinely cull breeding sows that have lost their productivity. In addition, our herds are subject to ordinary risks of mortality. If a hog dies before sale and before we have fully depreciated our investment in the hog, we incur an expense equal to the unamortized cost of the hog.  Such incidences of swine mortality caused us an expense of $359,998 in the nine months ended March 31, 2010, recorded as “losses on disposal of fixed assets” or “losses on disposal of inventories” depending on the category of the deceased hog. For the nine months ended March 31, 2009, our mortality losses were $618,380. This category of expense will vary from quarter to quarter, depending on factors such as weather, disease, and other seasonal factors.

Income Taxes

Our provisions for income taxes for the nine months ended March 31, 2010 and 2009 were zero and zero, respectively. Our PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulation that exempt companies engaged in the agricultural breeding of livestock. But for that exemption, our income under Chinese accounting principles would be taxed at a rate of 25%. The Company and its subsidiary in the U.S., Advanced Swine, are subjected to U.S. federal income taxes, and State of Delaware and State of Nevada annual franchise taxes, respectively. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by the Company and its U.S. subsidiary, Advanced Swine, during the nine months ended March 31, 2010 and 2009. Therefore, for the nine months ended March 31, 2010 and 2009, the Company was not subject to any income taxes in PRC and U.S.

Net Income and Comprehensive Income

During the nine months ended March 31, 2010, Sino-Canadian J.V., the joint venture in which we hold 60% of the equity, incurred a net loss of approximately $328,723.  In our Statements of Operations, the 40% of that loss allocable to our joint venture partner was attributed to “Noncontrolling Interest” and added to our net income.  In the future, if Sino-Canadian realizes a net profit, the 40% of that gain allocable to our joint venture partner will likewise be deducted from our net income.  Our net income for the quarter ended March 31, 2010, after that deduction, totaled $9,209,413.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. dollars and RMB than of the success of our business During the nine months ended March 31, 2010, the effects of converting our financial results to U.S. dollars was to add $20,624 to our accumulated other comprehensive income.  During the first third quarter ended March 31, 2009, when the exchange rate between the Renminbi and the U.S. dollar was much more volatile, there was an increase of $70,124 in our accumulated other comprehensive income.

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulting from our business operations, by loans from the Chinese Government’s Financial Bureau and by loans from our shareholders. We did, however, owe $11,167,236 to our majority shareholder, Ligang Shang, representing funds he loaned to Advanced Swine during our development period.  At the end of the first quarter of fiscal year 2010, however, Mr. Shang agreed to waive his right to collect that sum, and contributed it to the capital of the Company.  Accordingly, our working capital increased by the amount of the cancelled loan, as did our paid-in capital.

Our working capital at March 31, 2010 totaled $32,419,558, an increase of $22,540,586 from our $9,878,972 in working capital as of June 30, 2009. The increase was approximately equal to sum of the debt cancelled by Ligang Shang and our net income of $9,209,373 for the first third quarters ended March 31, 2010.  In general, since we carry only a small amount of accounts receivable, and an inventory suitable only for sale in the current season, our working capital will tend to ebb and flow in proportion to our net income.

Net Cash Provided by Operating Activities

Included in our March 31, 2010 working capital was $29,501,228 recorded as advanced to our suppliers. In order to raise quality commercial hogs, and control the quality of feeding materials and procedures, we entered into a cooperation agreement with WangDa, our major feedstuff supplier, to provide our farmers fodder to raise their commercial hogs. The supplier can offset the loan amount from us once it delivers the farmers’ commercial hogs to us.  Primarily as a result of our use of cash for this purpose, our operations provided us only $953,252 in cash, despite $9,209,413 in net income during the nine months ended March 31, 2010.

Net Cash Used in Investments Activities

Investment activities for the nine months ended March 31, 2010 was ($10,666) as compared to $24,682 for the nine months ended March 31, 2009. This change was primarily attributable to proceeds from the sale of property and equipment during the third quarter of 2009, and the payment for the purchase of equipment during the third quarter of 2010.

Net Cash Provided By Financing Activities Financing

We currently have $1,057,207 in loans payable to non-affiliates, including $805,756 due to an agency of the government of Jiamusi and $293,003 due to an agency of the government of TangYuan, with a total discount on loans payable of $41,552.  All of the loans are interest-free and all of them are payable on December 31, 2010.  The payment date for each of these loans has been extended in the past, as these agencies have made the loans for the purpose of supporting our operations. We expect the loans will be extended in the future.

On February 22, 2010 the Company consummated an offering of 10% Secured Convertible Notes (the “Notes”) in the principal amount of $2,165,000. The Notes were sold at par to twelve investors. The maturity date of the Notes is February 22, 2011. Interest on the Notes at 10% per annum is payable quarterly. Payment of interest and principal is secured by a pledge of the Company’s shares owned by Ligang Shang, the majority shareholder of the Company. In the event that the Company completes an equity financing of $5 million or more (a “Qualified Financing”), the Notes will automatically convert into securities of like kind to the securities sold in the Qualified Financing at a 50% discount to the purchase price of the securities in the Qualified Financing.  If the Company does not complete such a Qualified Financing prior to the maturity date of the Notes, the Company will be required to issue to the Note-holders warrants to purchase shares of the Common Stock at $1.50 per share, up to the principal amount of the Notes .Upon conversion of the Notes into Common Stock, the Company shall issue to Primary Capital, LLC warrants to purchase 8% of the securities issueable to the investors upon conversion.

We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from operating and loans from shareholders, we may need external sources of capital for our expansion of our facilities and to increase the roster of our franchisee farmers, in order to reach our goal of producing one million commercial hogs in 2011. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Application of Critical Accounting Policies

While our significant accounting policies are more fully described in Note 4 to our consolidated financial statements, we believe that those policies are the most critical to aid you in fully understanding and evaluating “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In preparation of our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the nine months ended March 31, 2010, there was no estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of our financial statements for the nine months ended March 31, 2010.

Impact of Accounting Pronouncements

There were certain recent accounting pronouncements that may have a material effect on our Company’s financial position or results of operations. All of them described under the caption “Recent Accounting Pronouncements” of Note 4 “Summary of Significant Accounting Policies” in the “Notes of Condensed Consolidated Financial Statement” listed under the Financial Statements Section which is included in Item “o” hereof.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T).     Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended March 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_________________
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Swine Genetics, Inc.

May 20, 2010	By:	/s/ Zhenyu Shang
Zhenyu Shang Chief Executive Officer (Principal Executive Officer)

May 20, 2010	By:	/s/ Tongyu Zhang
Tongyu Shang Chief Financial Officer (Principal Financial and Accounting Officer)