Form 10-Q/A
period 2010-03-31
CHINA SWINE GENETICS, INC.
filed 2010-05-24
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

China Swine Genetics, Inc. (the “Company”) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was originally filed with the Securities and Exchange Commission, on May 20, 2010, in order to revise certain numbers and narrative disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as noted above, this amendment does not update the information that was presented in the Company’s Quarterly Report on Form 10-Q as originally filed.

China Swine Genetics, Inc.

Quarterly Report on Form 10-Q/A

 CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q/A contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q/A and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission  (“SEC”) including, without limitation:

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

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q/A and in our most recent Annual Report on Form 10-K as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  We operate in the People’s Republic of China (“China” or “PRC”) in a highly competitive and rapidly changing environment.  Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement.

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

Since there was significantly increased cost of goods sold resulted from the fact that we continued to successfully expand our sales quantities of merchandise hogs for the nine months ended March 31, 2010 as compared to the same period in 2009, whereas,   the average inventories were decreased in the nine months ended March 31, 2010 as compared to the same period in 2009. As a result, the inventory turnover figure for the nine months ended March 31, 2010 was more than the amount in the same period in 2009.

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
On December 1 and 16, 2005, the Company obtained loans in an aggregate amount of RMB2.8 million (equivalent to $410,203 and $409,915 as of March 31, 2010 and June 30, 2009, respectively) and RMB0.7 million (equivalent to $102,550 and $102,479 as of March 31, 2010 and June 30, 2009, respectively) from Jiamusi Government Financial Bureau (“ JGFB ”) by pledging some buildings in Huanan, which have a carrying value of approximately RMB2.6 million (equivalent to $380,840 ). The term of the debt was originally from October 31, 2005 to 2007. Since the Company is an agricultural enterprise and its business is supported by the Chinese government, these loans do not bear interest, and the original due date was extended to December 31, 2008, and has since been extended to December 31, 2010
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

The following table sets forth information regarding the sales of our principal products during the three months ended March 31, 2010 and 2009:

	For The Three Months Ended March 31 ,
	2010			2009			2010 Less 2009
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial Hogs Purchased From WangDa	85,294	$14,452,503	97%	38,169	$6,993,419	90%	47,125	$7,459,084	107%
Other Hogs Raised By Us	2,227	469,184	3%	4,666	747,497	10%	(2,439)	(278,312)	-37%
Total	87,521	$14,921,687	100%	42,835	$7,740,915	100%	44,686	$7,180,772	93%

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

	Average Unit Sales Price Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs Purchased From WangDa	$169.44	$183.22	$(13.78)
Other Hogs Raised By Us	210.68	160.20	50.489
Overall Average Products	170.49	180.71	(10.22)

The decrease in average unit sales price (per capita), as reflected in the table, is primarily attributable to the facts that market price of hogs per kilogram declined in the three months ended March 31, 2010 as compared to the same period in 2009. The average unit sales price of others hogs increased for the three months ended March 31, 2010 as compared to the same period in 2009. The increase resulted from the fact that we sold more hogs whose weights for the three months ended March 31, 2010 were higher than the weights in the same period in 2009.  Assuming we measure the average unit sales price of other hogs by kilogram, the average unit sales of other hogs per kilogram in the three months ended March 31, 2010 was less than the amount in the same period in 2009.

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

The following table sets forth information regarding the average unit cost price cost per capita of our principal products during the three months ended March 31, 2010 and 2009.

	Average Unit Costs Price Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs Purchased From WangDa	$136.43	$150.43	$ (14.00)
Other Hogs Raised By Us	272.37	129.63	142.74
Overall Average Products	139.89	148.17	(8.28)

The decrease in average unit costs price per capita, as reflected in the table, is primarily attributable to the fact that we sold more commercial hogs for the three months ended March 31, 2010 as compare to the same period in 2009.

Costs of commercial hogs consist of fodder costs price and payment of partial profits to WangDa’s franchise farmers. The average unit costs for commercial hogs per capita decreased for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease resulted from the fact that fodder costs declined for the three months ended March 31, 2010 as compared to the same period in 2009. Furthermore, the market price of hogs per kilogram declined in the three months ended March 31, 2010 as compare to the same period in 2009, and payment of partial profits to WangDa’s franchise farmers were reduced significantly for the three months ended March 31, 2010 as compared to the same period in 2009. Accordingly, the average unit cost price of commercial hogs decreased in the quarter ended March 31, 2010.

The average unit costs price for other hogs increased significantly for the three months ended March 31, 2010, as compared to the same period in 2009. The increase resulted from the fact that we reduced the number of hogs in our breeding facilities beginning in July 2009 because the market price of hogs significantly declined. As a result, more manufacturing costs were allocated to unit cost of other hogs for the three months ended March 31, 2010.  Consequently, the average unit cost of other hogs rose significantly for the three months ended March 31, 2010 .

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

Bad debt for advanced to suppliers

The provision for bad debt expense was $80,893 for the three months ended March 31, 2010, as compared to $8,011 for the three months ended March 31, 2009, an increase of $72,882 or 910%. The increase is primarily attributable to increased bad debt allowance from 0.5% to 5% with respect to the significant advances to suppliers commencing in April 2009. In order to acquire significant amounts of hogs from WangDa, the advances to WangDa continued to increase rapidly. For the higher risk of default, we determined that it was appropriate to increase our allowance rate from 0.5% to 5% starting April 2009. This led to an expense of $80,893 for the three months ended March 31, 2010.

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

In order to maximize the return on our investment in swine, we routinely cull breeding sows that have lost their productivity. In addition, our herds are subject to ordinary risks of mortality. If a hog dies before sale and before we have fully depreciated our investment in the hog, we incur an expense equal to the unamortized cost of the hog.  Such incidences of swine mortality caused us an expense of $6,333 in the three months ended March 31, 2010, recorded as “losses on disposal of fixed assets” or “losses on disposal of inventories” depending on the category of the deceased hog. In the three months ended March 31, 2009, our mortality losses were $322,203. This category of expense will vary from quarter to quarter, depending on factors such as weather, disease, and other seasonal factor. The Company culled more breeding swine as a result of their lower productivity during the three months ended March 31, 2009 . Accordingly, "losses on disposal of fixed assets” or “losses on disposal of inventories” for the three months ended March 31, 2010 was less than the amounts in the same period  of 2009.

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

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended March 31, 2010, the effect of converting our financial results to U.S. dollars was to add $5,497 to our accumulated other comprehensive income.  During the three months ended March 31, 2009 , when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was a decrease of $41,226 to our accumulated other comprehensive income.

NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO NINE MONTHS ENDED MARCH 31, 2009

	For The Nine Months		For The Nine Months		2010 Vs 2009
	Ended March 31, 2010		Ended March 31, 2009		Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenues	$59,814,100		$34,139,865		$25,674,235	75.2%
Cost of Goods Sold	47,081,844	78.7%	28,117,885	82.4%	18,963,959	67.4%
Gross Profit	12,732,256	21.3%	6,021,980	17.6%	6,710,276	111.4%
Operating Expenses
Selling expenses	1,880,582		1,143,009		737,573	64.5%
Bad debt for advanced to suppliers	464,877		14,724		450,153	3057.3%
General and administrative expenses	740,927		368,720		372,207	101.0%
Total Operating Expenses	3,086,386	5.2%	1,526,453	4.5%	1,559,933	102.2%
Income From Operations	9,645,870	16.1%	4,495,527	13.2%	5,150,343	114.6%
Other Income (Expenses or Losses)
Interest (expenses) income, net	(201,497)		(25,126)		(176,371)	702.0%
Other income (expenses), net	(6,451)		9,091		(15,542)	-171.0%
Losses on disposal of fixed assets	(107,789)		(402,141)		294,352	-73.2%
Losses on disposal of inventories	(252,209)		(216,239)		(35,970)	16.6%
Total Other Expenses or Losses	(567,946)		(634,415)		66,469	-10.5%
Income from Continuing Operations Before Income Taxes	9,077,924	15.2%	3,861,112	11.3%	5,216,812	135.1%
Income Tax Provision	-		-		-
Net Income Before Noncontrolling Interest	9,077,924	15.2%	3,861,112	11.3%	5,216,812	135.1%
Less: Net loss attributable to the noncontrolling interest	(131,489)		(253,831)		122,342	-48.2%
Net Income Attributable to China Swine Genetics Inc.	$9,209,413		$4,114,943		$5,094,470	123.8%

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

The following table sets forth information regarding the sales of our principal products during the nine months ended March 31, 2010 and 2009.

	For The Nine Months Ended March 31
	2010			2009			2010 Less 2009
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial Hogs Purchased From WangDa	323,514	$59,020,984	99%	180,168	$32,583,314	95%	143,346	$26,437,670	81%
Other Hogs Raised By Us	5,920	793,117	1%	10,313	1,556,551	5%	(4,393)	(763,435)	-49%
Total	329,434	$59,814,100	100%	190,481	$34,139,865	100%	138,953	$25,674,235	75%

The increase in quantities sold, as reflected in the table, is primarily attributable to our policy of committing all of our available cash resources to the expansion of the herds under our control.

The following table sets forth information regarding the average unit sales price per capita of our principal products during the nine months ended March 31, 2010 and 2009.

	Average Unit Sales Price Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs Purchased From WangDa	$182.44	$180.85	$1.59
Other Hogs Raised By Us	133.97	150.93	(16.96)
Overall Average Products	181.57	179.23	2.34

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

The following table sets forth information regarding the average unit costs price per capita of our principal products during the nine months ended March 31, 2010 and 2009.

	Average Unit Costs Price Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs Purchased From WangDa	$142.08	$148.99	$(6.91)
Other Hogs Raised By Us	188.56	123.63	64.93
Overall Average Products	142.92	147.62	(4.70)

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

Selling Expenses

Selling expense rose at a pace slightly less than our revenues, from $1,143,009 for the nine months ended March 31, 2009 to $1,880,582 for the nine months ended March 31, 2010, which represented an increase of $737,573 or 64.5%. The increase was mainly due to our development of a shipping program between Jiamusi and Beijing using the services of Jiamusi Shunlida Transporting Co., Ltd effective from October 2007 through December 31, 2009 and Jiamusi Hongqi Transporting Agency Co., Ltd beginning in January 2010.

Bad debt for advanced to suppliers

Provision for bad debt expense was $464,877 for the nine months ended March 31, 2010, as compared to $14,724 for the nine months ended March 31, 2009, an increase of $450,153 or 3,057.3%. The increase was primarily attributable to increased bad debt allowance from 0.5% to 5% with respect to the significant advances to suppliers commencing in April 2009. In order to acquire significant amounts of hogs from WangDa, we increased our advances to WangDa. For the risk of default, we determined that it was appropriate to increase our allowance rate from 0.5% to 5% beginning in April 2009. This led to an expense of $464,877 for the nine months ended March 31, 2010.

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

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. dollars and RMB than of the success of our business During the nine months ended March 31, 2010, the effects of converting our financial results to U.S. dollars was to add $20,624 to our accumulated other comprehensive income.  During the nine months ended March 31, 2009, when the exchange rate between the Renminbi and the U.S. dollar was much more volatile, there was an increase of $70,124 in our accumulated other comprehensive income.

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulting from our business operations, by loans from the Chinese Government’s Financial Bureau and by loans from our shareholders. We did, however, owe $11,167,236 to our majority shareholder, Ligang Shang, representing funds he loaned to Advanced Swine during our development period.   At the quarter ended September 30, 2009 , however, Mr. Shang agreed to waive his right to collect that sum, and contributed it to the capital of the Company.  Accordingly, our working capital increased by the amount of the cancelled loan, as did our paid-in capital.

Our working capital at March 31, 2010 totaled $32,419,556 , an increase of $22,540,584 from our $9,878,972 in working capital as of June 30, 2009. The increase was approximately equal to sum of the debt cancelled by Ligang Shang and our net income of $9,209,413 for the first third quarters ended March 31, 2010.  In general, since we carry only a small amount of accounts receivable, and an inventory suitable only for sale in the current season, our working capital will tend to ebb and flow in proportion to our net income.

Net Cash Provided by Operating Activities

Included in our March 31, 2010 working capital was $29,501,228 recorded as advanced to our suppliers. In order to raise quality commercial hogs, and control the quality of feeding materials and procedures, we entered into a cooperation agreement with WangDa, our major feedstuff supplier, to provide our farmers fodder to raise their commercial hogs. The supplier can offset the loan amount from us once it delivers the farmers’ commercial hogs to us.  Primarily as a result of our use of cash for this purpose, our operations provided us only $953,253 in cash, despite $9,209,413 in net income during the nine months ended March 31, 2010.

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

China Swine Genetics, Inc.

May 24 , 2010	By:	/s/ Zhenyu Shang
Zhenyu Shang Chief Executive Officer (Principal Executive Officer)

May 24 , 2010	By:	/s/ Tongyu Zhang
Tongyu Shang Chief Financial Officer (Principal Financial and Accounting Officer)