Form 10-K
period 2010-06-30
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2010-09-28
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File No. 000-12792

SEN YU INTERNATIONAL HOLDINGS, INC.
f/k/a CHINA SWINE GENETICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0916585
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19 West 44th Street, Suite 1108 New York, NY 10036	212-997-8585
(Address of Principal Executive Offices, including zip code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
No [X]   Yes [  ]

On September 28, 2010, 20,892,982 shares of the registrant’s common stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2009 was approximately $6,896,226.

Documents Incorporated by Reference
None

TABLE OF CONTENTS

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission (“SEC”), and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	our financial position, business strategy and other plans and objectives for future operations;

●	the ability of our management team to execute our plans to meet our goals;

●	our ability to attract and retain management;

●	our growth strategies;

●	anticipated trends in our business;

●	our liquidity and ability to finance our operations and acquisition and development activities;

●	the impact of government regulation in China and elsewhere;

●	estimates regarding future net revenues or profits;

●	seasonal fluctuations in our sales, which will affect our quarterly results;

●	weather and other environmental factors beyond our control;

●	the loss of one or more customers;

●	the impact of competition;

●	general economic conditions, whether internationally, in China generally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and

●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this Annual Report. These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Annual Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

PART I

Unless otherwise provided in this Annual Report on Form 10-K, the terms “the company,” “Sen Yu International” “CSWG” “we,” “us,” and “our” refer to Sen Yu International Holdings, Inc. together with our wholly-owned subsidiary Advanced Swine Genetics, Inc., a Nevada corporation (“Advanced Swine”), our wholly-owned subsidiary, Heilongjiang Sen Yu Animal Husbandry Co., Ltd., a PRC company (“Heilongjiang Sen Yu”) and a 60% owned indirect subsidiary, Sino-Canadian Sen Yu Polar Swine Genetics Company Limited, a PRC joint venture (“Sino-Canadian Sen Yu”).

Item 1.    Description of Business

Overview

We are a holding company whose subsidiaries are in the business of research, development and sale of breeding stock of swine and the sale of their mature offspring in the PRC. Our objective is to establish ourselves as a leading producer and distributor of breeding and commercial hogs in the PRC.

We entered the hog breeding and production business in September 2004. We have developed into one of the largest providers of breeding swine and commercial hogs in Heilongjiang Province. We currently own and operate two breeding farms (with approximately 40% of the products being breeding sows and boars). These farms, in the aggregate, had an annual production capacity of approximately 6,000 and 6,600 breeding swine for the fiscal years ended June 30, 2010 and 2009, respectively. We conduct genetic, breeding and nutrition research to improve the production capabilities of breeding swine. As a result of our dedication to the use of leading-edge technology, the Livestock Bureau of Heilongjiang Province designated Heilongjiang Sen Yu’s Jiamusi City facility as the Breeding Swine Research Center for Heilongjiang Province.

We believe we have a strategic advantage over our competitors due to the fact we have integrated our operations through the entire pork supply chain.  We leverage our financial resources to control the production of hogs on myriad independent farms while allocating the risks of hog production among several affiliates and their farmer franchisees.  Specifically, we control each phase of pork production in this manner:

•	We breed and raise high quality breeding boars and sows on our own facilities
•	We sell the boars and sows at prices slightly higher than cost to a network of farmers through one of our agents
•	Under the direction of this agent, the farmers breed the boars and sows and raise the piglets until they are marketable as hogs
•	Through a second agent, we indirectly finance the farmers’ operations by providing fodder on credit, as well as the techniques and trainings for breeding and raising of the piglets
•	When the piglets mature, we purchase them at the local market price (if they meet our quality control standards)
•	We then distribute the mature hogs in Beijing

Through our arrangements, we distribute the preponderance of risk involved in the pork production process. Heilongjiang Sen Yu is licensed as a swine breeder, but utilizes the techniques of a farm credit bureau to maximize the litter under our control and thus maximize our revenues while protecting ourselves from a significant portion of the risks attendant to hog farming.

In December 2004, we imported 400 Great-Grand Parent generation breeding swine from Dutch Topigs International Breeding Company (“Dutch Topigs”).  Dutch Topigs provided us not only the breeding swine, but also full technological support, thus enabling us to initiate operations in the PRC at the same technological level as in Europe and North America.   Dutch Topigs’ technological support covered all aspects of a modern pig farm, including the production design of the farm, barn standardization, facility modernization, digital management and zoology.  We established our baseline litter of breeding swine using the most advanced process flow available at that time. After three years of purebred selection, we successfully bred our own “Heilongjiang Sen Yu Series” swine.

Currently, our company has two breeding farms which collectively have a capacity to produce up to 11, 000 sows and boars. We continuously explore new technologies and refine our management model. Our company has passed the audit of National ISO9001 Quality Control System, and achieved a series of honorary titles such as “Production Area of Pollution-free Agricultural Product,” “Key Dragon-head Enterprise of Agriculture Industrialization in Jiamusi City,” “Heilongjiang Provincial Private Science and Technology Enterprise,” “Heilongjiang Provincial Top 100 Enterprise,” “Advanced Unit of Project Construction” and “Three-Star Enterprise of Food Security and Good Faith in Jiamusi City.”

 Our business model combines the production resources of our own breeding base with those of Wang Da Farmers (as defined below) in order to maximize the return on capital realized by all parties.  We sell breeding swine under our brand name to Wang Da Farmers through our agent, repurchase the adult commercial hogs that meet our criteria through another agent, and sell the mature commercial hogs. In this manner, we distribute the preponderance of risk involved in the pork production process, while retaining a large percentage of the profits. We are licensed as a swine breeder, but leverage our business relationships and franchise business model to generate substantial revenues while protecting us from overproduction and missed market opportunities.

Our Corporate Structure and History

Sen Yu International (f/k/a China Swine Genetics, Inc.) was founded as a Colorado corporation on June 29, 1983 and was reinstated in Colorado on March 15, 2007. The company’s Board of Directors and shareholders approved a change of domicile from Colorado to Delaware on December 6, 2007. In connection with the change of domicile from Colorado to Delaware, our authorized capital was increased to 310,000,000, of which 300,000,000 are classified as common stock, par value $0.001 per share (“Common Stock”), and 10,000,000 are classified as preferred stock, par value $0.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as our Board of Directors may fix from time to time by resolution or resolutions.

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007 as an intermediate holding company. On February 28, 2008, Advanced Swine acquired 100% ownership equity of Heilongjiang Sen Yu.

On August 13, 2009, Apogee Robotics, Inc., the predecessor of Sen Yu International, acquired all of the outstanding capital stock of Advanced Swine. In exchange for the outstanding shares of Advanced Swine, Sen Yu International issued 4,646.05933 shares of Series A Convertible Preferred Stock to the shareholders of Advanced Swine (the “Share Exchange”).  In November 2009, the Series A shares were converted into 20,044,689 shares of Sen Yu International’s Common Stock, representing approximately 99% of Sen Yu International’s issued and outstanding shares.  On May 5, 2010, the Company filed a Certificate of Elimination to eliminate the previously designated 4,800 shares of Series A Convertible Preferred Stock.

Effective on September 30, 2009, we filed an amendment to our certificate of incorporation implementing a 1-for-24 reverse split of the Common Stock.

Our business operations are conducted in the PRC by two subsidiaries:

Heilongjiang Sen Yu:	Heilongjiang Sen Yu Animal Husbandry Co., Ltd., a corporation organized in the PRC. We own 100% of the equity interest in Heilongjiang Sen Yu.

Sino-Canadian Sen Yu:	Sino-Canadian Sen Yu Polar Swine Genetics Company Limited, a joint venture company organized in the PRC. We own 60% of the equity interest in Sino Canadian Sen Yu through Heilongjiang Sen Yu.

Heilongjiang Sen Yu

Heilongjiang Sen Yu was incorporated on September 3, 2004 under the PRC laws with a registered capital of 10 million RMB (approximately $1,208,211 as of September 3, 2004) which was increased to 50 million RMB (approximately $6,165,762) and then to 80 million RMB (approximately $9,933,896) on January 18 and August 29, 2006, respectively.

On December 20, 2007, Advanced Swine entered into a stock transfer agreement with Heilongjiang Sen Yu, which contemplated that Advanced Swine would acquire all the ownership interest in Heilongjiang Sen Yu. The certificate of approval for Heilongjiang Sen Yu to operate with foreign investment in the PRC was issued on February 4, 2008 by Heilongjiang Provincial Government, and the updated operations certificate of Heilongjiang Sen Yu with the new shareholder’s name was issued on February 28, 2008 by the Jiamusi Administration for Industry and Commerce. As a result, Heilongjiang Sen Yu became a foreign wholly owned enterprise on February 28, 2008.

Heilongjiang Sen Yu’s business model (which is followed by Sino-Canadian Sen Yu) combines the production resources of Heilongjiang Sen Yu’s own breeding bases with those of Wang Da Farmers  in order to maximize the return on capital realized by all parties.  The four stages in Heilongjiang Sen Yu’s hog production are:

•	Employing the advanced technology provided through Sino-Canadian Sen Yu, we breed and raise breeding swine on two farms.
•
Each year we sell a great portion of our litter to Harbin Golden Lotus Trade Co, Ltd. (“Golden Lotus”), a distributor that resells the breeding swine to Wang Da Farmers (as defined below) throughout northeast China who have contracted with Wang Da (as defined below) to deliver the offspring of the breeding swine to us for resale.

•
We contract with Heilongjiang Wang Da Feedstuff Co., Ltd. (“Wang Da”) to provide fodder to Wang Da Farmers.  Wang Da repurchases from various farmers (“Wang Da Farmers”) on our behalf the adult hogs that meet our criteria, then immediately transfer the hogs to us in settlement of the fodder loans.  We sell the mature hogs to slaughterhouses and pork distributors in Beijing.

Heilongjiang Sen Yu’s executive office is located at #308 Bao Wei Road, Cultural Palace, 6th Floor, Qianjin District, Jiamusi City, Heilongjiang Province, in Northeast China.

Sino-Canadian Sen Yu

In March 2006, in an attempt to expand our breeding swine business, we formed a joint venture with Canadian Polar Genetics, Inc., a Canadian company that focuses on supplying superior quality Canadian breeding swine and artificial insemination equipment, supplies and technology to swine producers.  The joint venture operates under the name “Sino-Canadian Sen Yu Polar Swine Genetics Company Limited (“Sino-Canadian Sen Yu”).  Sino-Canadian Sen Yu has registered capital in the amount of 16.7 million RMB (approximately $2,068,368 as of March 2006).  The joint venture agreement provided that Heilongjiang Sen Yu would contribute 10 million RMB in cash (approximately $1,238,543 as of March 2006) and that Polar Genetics Inc. would contribute 628 breeding swine valued at 6.7 million RMB (approximately $829,825 as of March 2006).  In exchange for those contributions, the equity in Sino-Canadian Sen Yu was allocated 60% to Heilongjiang Sen Yu and 40% to Polar Genetics Inc.  The joint venture was approved by the Heilongjiang government on March 30, 2006, and Heilongjiang Sen Yu made its cash contribution of 10 million RMB on May 22, 2006.  Polar Genetics Inc. shipped 628 breeding swine to the joint venture in October 2007. The local administration of State Administration of Foreign Exchange or SAFE, however, has not agreed that the registered capital of Sino-Canadian Sen Yu was properly paid.  As a result, we are unable to open a foreign exchange account, which renders the joint venture unable to do business with Polar Genetics.  We are currently exploring methods of resolving the problem.

The joint venture’s mission is to supply swine producers with products and services that will improve their long-term production capabilities, efficiencies and financial returns.

Sino-Canadian Sen Yu is located in Heijinhe Township, Tangyuan County, Jiamusi City, Heilongjiang Province.  The facility includes a land area of 300,000 square meters and farm construction area of 15,000 square meters. The research and development function of Sino-Canadian Sen Yu is dedicated to the improvement of our breeding technology, in order to quicken the pace of genetic improvement in our litters. Besides supplying us with superior Canadian breeding stock, Polar Genetics Inc. also provided advanced swine artificial insemination (A.I.) technology and facilities.  On October 12, 2007, we imported 628 Canadian elite purebred breeding pigs including Duroc, Landrace, Yorkshire and Lacombe breeds selected by Polar Genetics Inc. The breeding and selection program of the Sino-Canadian Sen Yu pig breeding centre is supported by swine experts from Polar Genetics Inc. using the most advanced technology of breeding and selection under the guidance of the Canadian Centre for Swine Improvement (CCSI). All breeding and selection data is managed by CCSI through our E-Farm software.

On February 15, 2009, Sino-Canadian Sen Yu entered into a Breeding Swine Sales Agreement with Golden Lotus, as discussed below, to sell the Canadian-line breeding swine to Wang Da Farmers. In March 2008, Sino-Canadian Sen Yu entered into a Fodder Purchase Agreement with Wang Da, also as discussed below.  The dual programs of Heilongjiang Sen Yu and Sino-Canadian Sen Yu, aimed at optimization of the Dutch and the Canadian breeding stock, give us multiple opportunities to achieve the highest quality swine available in China.  Specifically, the hogs produced from our breeding swine typically have the following advantages over hogs common to China:

•	Higher rate of survival;
•	Higher pregnancy and birth rate, and a higher number of weaned piglets;
•	Higher adaptability to the weather and other conditions of northern China, where our base and Wang Da Farmers are located; and
•	Faster growth.

Key Historical and Recent Events

Reverse Stock Split

Effective September 30, 2009, we implemented a 1-for-24 reverse split of our outstanding Common Stock.  In connection with the reverse split, we repurchased for $5.28 per full share, all fractional shares other than those held by shareholders holding between one and 100 shares.  To each such shareholder, we issued additional whole and fractional shares sufficient to bring such shareholder’s ownership to 100 shares.

February 2010 Offering

On February 22, 2010, we issued 10% Secured Convertible Promissory Notes (the “Notes”) in the principal amount of $2,165,000. The maturity date of the Notes is February 22, 2011.   In the event we complete an equity financing of $5 million or greater (a “Qualified Financing”), the Notes will automatically convert into the same securities sold in the Qualified Financing, at a 50% discount to the purchase price of such securities in the Qualified Financing.  If the Company does not complete such a Qualified Financing prior to the maturity date of the Notes,the Noteholders shall be repaid, in cash, the principal amount of the Notes plus interest, and the Company will be required to issue warrants to the Noteholders to purchase shares of Common Stock at $1.50 per share, up to the principal amount of the Notes.

June 2010 Offering

On June 11, 2010, we consummated a private placement (the “June 2010 Private Placement”) with certain accredited investors pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement. We raised gross proceeds of $2,420,000 and issued to the investors an aggregate of (i) 11,523,809 shares of  newly created Series B convertible preferred stock, par value $0.001 per share (“Series B Preferred Stock”), with an initial one-to-one conversion ratio into shares of Common Stock, (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of Common Stock (the “Series A Warrants”), and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of Common Stock (the “Series B Warrants”). Additionally, the Investors were granted an option to purchase up to $3,000,000 of additional Series Preferred Stock any time on or before December 11, 2010 (the “Option”).

Subject to the terms and restrictions set forth in the Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Certificate of Designations”), the Series B Preferred Stock is convertible into Common Stock (i) at the option of the holders, at any time and from time to time after the original issue date, or (ii) automatically, upon the consummation of any transaction resulting in a change of control of the Company. The Series B Preferred Stock will have no voting rights other than those relating to (i) any action by the Company that alters or changes the powers, preferences or rights given to the Series B Preferred Stock, (ii) any amendment to the Certificate of Designations, (iii) any authorization or creation of any class or stock ranking as to dividends or distribution of assets upon a liquidation equal or senior to the Series B Preferred Stock or possessing greater voting rights than the Series B Preferred Stock, or (iv) any increase in the authorized number of shares of the Series B Preferred Stock. Upon liquidation, the holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company, $2.10 for each share of Series B Preferred Stock held, subject to certain restrictions.

The Series A Warrants and Series B Warrants are exercisable for $3.00 and $4.10 per share of Common Stock, respectively. Both of the aforesaid warrants will expire on June 10, 2013.

As long as any Series B Preferred Stock, Series A Warrant or Series B Warrant is outstanding, the Company is prohibited from entering into any subsequent financing involving issuances of Company securities (the “Subsequent Financing” ), if (i) the securities issued therein are convertible into Common Stock at variable conversion rates, or (ii) investors in the subsequent financing are granted the right to receive additional shares based on future transactions of the Company on more favorable terms than those granted to investors in the June 2010 Private Placement.

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on our performance as follows: (i) in the event the Company’s after-tax net income earnings per share for our 2010 fiscal year are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately: by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event our earnings are between $0.67 and $0.33 per share for our fiscal year 2011, the then-current warrant exercise prices will decrease proportionately: by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into Common Stock issued by the Company.

In connection with the June 2010 Private Placement, we also issued to Global Arena Capital Corp., the placement agent (“Global”), and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable for five years at $3.00 per share, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable at $4.10 per share, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of Common Stock, exercisable for five years at $2.10 per share.

Business Agents

Our business model combines the production resources of our own breeding base with those of the Wang Da Farmers in order to maximize the return on capital realized by all parties.  We sell breeding swine to Wang Da Farmers under our brand name, repurchases the adult commercial hogs that meet the our criteria, and sell the mature commercial hogs in Beijing market. In this manner, we distribute to our agents the preponderance of risk involved in the pork production process, while retaining a large percentage of the profits. We are licensed as a swine breeder, but leverage our business relationships and franchise business model to generate substantial revenues while protecting us from overproduction and missed market opportunities.

Our business plan has been implemented through the establishment of contractual relationships with third parties, including:

•	a Cooperation Agreement with Wang Da under which we finance the supply of fodder by Wang Da to Wang Da Farmers;
•	a Sales Agreement with Golden Lotus and a Supplemental Agreement among Golden Lotus, Wang Da and us, under which Golden Lotus sells our breeding swine to qualified farmers; and
•	the Fodder Supply and Commercial Hog Buyback Agreements between Wang Da and Wang Da Farmers.

Wang Da:  Fodder Supply and Commercial Hog Repurchase

The Cooperation Agreement with Wang Da which is the key to the implementation of our business plan, was entered into on January 1, 2009 for an indefinite term. We finance Wang Da, with fixed profit margins set by us, and Wang Da in turn finances Wang Da Farmers, providing fodder on credit at discount rates obtained through volume purchasing power.  Wang Da also guarantees the repurchase of mature hogs that meet our quality standards.  The farmer is thus able to operate with minimum cash outlay and achieve a higher potential profit.  In exchange, the Wang Da Farmer bears the preponderance of the costs and risks in the rearing of the hog.

The Cooperation Agreement makes Wang Da responsible for supplying fodder to the Wang Da Farmers.  We, in turn, are obligated to advance payment for the fodder to Wang Da.  To fulfill its supply obligation, Wang Da purchases fodder in bulk quantities at the best available prices. Wang Da achieves the best available prices by purchasing futures contracts for fodder and making spot purchases when market conditions are favorable.  These practices allow us to experience relatively smooth and predictable cash flow, which facilitates production planning and forecasts.

Wang Da enters into a Fodder Supply and Commercial Hog Buyback Agreement with each of the Wang Da Farmers.  In addition to guaranteeing the supply of fodder, the contract also provides that Wang Da will purchase each mature hog produced by the farmer that satisfies our quality standards.   Wang Da is responsible for payment to the Wang Da Farmers of 40% of the profits, less the cost of fodder and the cost of the breeding swine delivered by us to Wang Da Farmers.  We then reimburse Wang Da the amount it paid Wang Da Farmers for the hog.

As of June 30, 2010, we had net advances to Wang Da outstanding in the amount of $30,823,747.  Wang Da will offset the advances against the market value of the hogs that it purchases during the 2011 fiscal year from Wang Da Farmers, and delivers to us.  The net amount of the advances is expected to continue to grow, however, as our business expands.

Our agreement with Wang Da provides that if Wang Da fails to satisfy its obligations, we can assume the rights of Wang Da under its Fodder Supply and Commercial Hog Buy-Back Agreements with Wang Da Farmers.  This assumption of rights would enable us to take direct delivery of the full-grown hogs due to Wang Da.  In the event that the sale of those hogs did not provide sufficient returns to satisfy Wang Da’s obligations to us, we would have access to Wang Da’s additional assets to meet the shortfall.

Golden Lotus:  Sale of Breeding Swine

We have an Exclusive Sales Agreement with Golden Lotus, which was entered into on December 20, 2008 for a term of two years.  Under the agreement Golden Lotus is responsible for the sale of breeding swine to qualified Wang Da Farmers, with financing provided by us.  Golden Lotus also engages technicians experienced in hog production to perform information collection services for us, and to provide after-sale technical support to Wang Da Farmers. We are in the process of renewing the agreement with Golden Lotus which will expire at the end of 2010.

Golden Lotus is our exclusive sales agent in Heilongjiang Province, where all Wang Da Farmers are located.   To maintain its exclusivity, Golden Lotus is required to sell a minimum of 1,950 breeding swine per quarter.  Golden Lotus is permitted to fix its sales price to the Wang Da Farmers based on demand.  However, its sales price may not exceed 120% of the price charged to it by us.  If Golden Lotus is not able to sell the minimum quarterly amount, it is required to pay a fee equal to 20% of the unaccomplished sales, and we have the right to sell our breeding swine through other agents.  If we fail to deliver qualified breeding swine on schedule or if Golden Lotus defaults in making timely payment, the agreement provides for a penalty equal to 20% of the defaulted amount.

Among Golden Lotus’s responsibilities is the recruitment of farmers that meet our standards.  Golden Lotus is also responsible for processing the necessary data regarding Wang Da Farmers, their requirements of breeding swine, their productivity, and an estimate of their fodder requirements.  The data formulated by Golden Lotus is then used by Wang Da and us to determine Wang Da Farmers’ fodder requirements and our financial obligations to Wang Da.

Allocation of Risk and Profit

Our business plan requires us to bear financial responsibility for all steps of the hog supply chain.  At the same time, however, we are able to share the risks inherent in the production of hogs.  In the first instance, Golden Lotus bears the risk of stagnant growth in production by guaranteeing a minimal sales level.  The franchisee farmers bear the risk of hog mortality and illness.  The risk of sudden changes in the prices of raw materials is shared between Wang Da and the Wang Da Farmers.  The risk of reduced wholesale prices for hogs is shared between us and the Wang Da Farmers.  In this manner, we are able to engage in large scale hog farming with far more financial predictability than is enjoyed by pork producers who carry their hog litters in inventory.

Although a significant portion of the production risk is imposed on the Wang Da Farmers by this program, the demand for positions within our network is high.  At most times Golden Lotus has significantly more candidates that the number of franchises that can be financed.  We believe the reason for the demand is the significant increase in profitability that most farmers realize upon joining us.

A pig farmer, operating independently, allocates his working capital between breeding stock and fodder.  The farmer’s investment in fodder, however, typically accounts for 80% of his expenses. As a result, it is very difficult for farmers to expand their livestock, given the limited funds remaining after payment for fodder and other operating expenses.  Association with us allows the farmer to expand his litter much more rapidly, as we meet all of the farmer’s fodder requirements in exchange for the farmer’s commitment to purchase breeding swine only from us and deliver mature hogs to us at a fair market price.  The farmer can devote a much larger portion of his resources to the purchase of breeding swine from us. By carefully monitoring the farmer’s practices, we assure ourselves of a supply of high quality commercial hogs.  Typically, these farmers significanty increases in their annual income.

Industry and Market Background

China is the world’s largest hog producing and pork consuming country. China has accounted for nearly half of both the world’s pork production and consumption for more than five years. United Nations Food and Agricultural Organization statistics show that China has more hogs than the next 43 pork-producing countries combined. According to the U.S. Department of Agriculture, China is again expected to be the driving force behind global pork production and consumption in 2010.

According to the report “2010 Trade Forecast Revision: Pork Higher; Beef and Broiler Meat Stable” from the US Department of Agriculture, China is the world ‘s largest pork producer, accounting for nearly half of the world’s total production. For 2010, China is expected to produce 50 million metric tons of pork out of an estimated world production of approximately 102 million metric tons.

According to the Foreign Agricultural Services of the PRC government, China is the world’s largest producer of pork and pork is the most widely-consumed meat in China.

China’s Demand for Pork

Not only does China consume more pork in the aggregate than any other country, Chinese per-capita pork consumption is among the highest in the world, as pork is China’s most popular meat. China consumes over 600 million pigs a year. While the average Chinese consumes approximately one-half of a pig per year, the average American consumes approximately one-third of a pig per year.

From 1990 through 2007, overall meat consumption in China doubled. Beef accounts for approximately 9%, poultry for approximately 21% and pork for approximately 65% of total Chinese meat consumption, according to the National Statistics Bureau of China.

China’s 2010 projected per-capita pork consumption places it behind the European Union but ahead of the United States. China’s pork consumption has more than quadrupled since 1981.

Consumption of pork in China has grown from 31.19 kilograms in 2000 to an estimated 37.50 kilograms per person in 2010. During the same period in America, per capita consumption decreased from 29.9 kilograms in 2000 to an estimated 27.6 kilograms per person in 2010.

The USDA Foreign Agricultural Service in March 2010 projected that Chinese total pork consumption in 2010 will rise nearly four percent to approximately 50.56 million metric tons, which follows a five percent increase in 2009.

The 2010 projections are based on the following factors:

•	strong consumer preference for pork as the meat of choice in China;

•	projected overall economic growth in 2010 of nearly 9% over 2009;

•	relatively low pork prices; and

China’s Hog Industry and Competitors

China’s hog industry is in the midst of a transition from a large number of small household farms to larger, more commercial farms. Hog production in the PRC is currently dominated by backyard farms (those that sell 5-10 hogs annually) and small farms (those that sell less than 100 hogs annually). Farms that sell less than 100 hogs per year comprise approximately 75% of the hog farms in China and account for approximately one-third of the hogs sold annually in China. These farms sell their products to local rural markets. Farms that sell between 100 and 500 head a year account for 21% of China’s hog farms and approximately one-third of the hogs sold annually in China. Farms that sell between 500 and 3,000 hogs represent less than 3% of China’s hog farms but account for approximately 19% of the hogs sold in China. Those that sell more than 3,000 hogs annually account for less than one-half of a percent of all hog farms but sell more than 15% of China’s hogs annually.

Hog production in the PRC is dominated by backyard farms (those that sell 1-50 hogs annually) and small farms (those that sell less than 500 hogs annually). According to a report issued by Pingan Securities Co., a PRC securities firm, these farms accounted for an estimated 73 % of all PRC hog production during 2009. These farms sell their products to local rural markets. The remaining 27 % of the PRC’s hog production comes from larger farms - those that sell between 501 and 3000 heads a year - 17 % of the total market, those that sell between 3001 and 10,000 heads account for an additional 6 % and estimated that those that sell above 10,000 hogs account for the remaining 5 % of the annual production.

Until 2009, a growing middle class in China with more disposable income had resulted in an increase in the market for pork, which was accompanied by an increase in prices for pork as well as live hogs. China’s pork producers suffered during the first half of 2009 from a combination of the effects of the general economic downturn, which affected China as well as the rest of the world, combined with a weak demand, and oversupply of pork and the psychological effect of the H1N1 influenza virus, known as the swine flu. Since the start of the second half of 2009, however, a rapid rise in pork prices has re-energized the industry. The recovery was started by government intervention to buy up frozen pork supplies to help support prices. This has come along with a drop in pig numbers as farmers reduce their herds. As a result, the live hog prices reflected a 29% increase in the first week of 2010 as compared with the price six months earlier.

According to the USDA, China’s hog industry has transitioned toward larger commercial farms partly as a result of government efforts to encourage such growth. In 2009, the Chinese government gave subsidies worth approximately $366 million to invest in larger farms, $95 million to subsidize high-quality breeding swine and $307 million to large hog-producing counties. For the fiscal year ended June 30, 2010 and 2009, the Company received $0 and $7,314 (equivalent to RMB50, 000) in government grants under the Farmers Comprehensive Development Project, respectively.

As China’s urban population grows, however, the large slaughter houses that serve the urban population are eager to reduce the number of suppliers with which they deal - both for the sake of efficiency and for the added assurance of quality that comes from a known source.  Our company is designed to meet that demand, and we have directed our early selling efforts in Beijing.  Our main competitors are primarily private or state owned Chinese enterprises in northeast China, including:

•	Guangdong Wenshi Group - China’s largest pig breeding company, with annual production of 2 million hogs
•	Luoniushan Limited - China’s second largest pig breeding company, with a production of 560,000 hogs in 2009. (Luoniushan Limited trades on the Shenzhen Stock Exchange under the symbol “SZ: 000735.”)
•
Hunan Xinwufeng Limited - China’s third largest pig breeding company, with a production of 220,000 pigs in 2009.  (Hunan Xinwifeng Limited trades on the Shanghai Stock Exchange under the symbol “SH:  600975.”)

Our Strengths and Competitive Advantages

The pork industry in China is highly diversified, including a large number of participants.  The challenge for a relatively new company, such as ours, is to establish a reputation and the resulting relationships that we hope will set us apart from other suppliers.  We believe the principal strengths we have are:

•	The only purebred Canadian-line-swine breeding center in the PRC.
•	Our location in Heilongjiang Province provides us with a winter season. This reduces the incidence of animal disease, compared to locations in southern China, where parasites need not face winter.
•	We believe the “Heilongjiang Sen Yu” brand name is well recognized in our local major markets, and associated with quality and food safety.
•
Our comprehensive quality control, from genetics to fodder to veterinary medicine for the entire life cycle of the hogs, minimizes the risk of damaging sanitation disasters. Involvement in the complete manufacturing process reduces disease risk and increases product quality.

•
We utilize the most advanced technologies in swine breeding and raising at breeding bases that carry the most advanced equipment available in China. Higher breeding rate of our pigs generates higher margins.

•
We can be price competitive because we obtain low cost fodder through our buying contracts and because of our location in Heilongjiang, one of the largest agriculture provinces in China. Recently the cost of corn (the primary ingredient in the fodder we provide to the farmers) in Heilongjiang Province has been approximately 700 RMB lower per ton than in China’s southern provinces.

•
Our unique business model mitigates production and corn procurement risk to the farmers. Currently in China, pork products are usually locally sourced due to the under-developed transportation infrastructure. Our business model enables us to diversify the locations from which our hogs are sourced, and expand our markets. With the increasing market for high quality pork products in China, a commercial hog producer that can assure a large supply of quality products at a competitive price is attractive to large commercial slaughter houses.

•	We have strong supplier and distributor relationships.
•	Prepayment of fodder allows farmers to operate on a greater scale and locks in their return of commercial pigs.

We believe the above strengths contribute to the growth of our competitive position in China.

Product lines

Under the “Sen Yu” brand, we market a full range of swine and swine industry products:
✓      Breeding Swine:
•      Dutch-line Breeding Swine:
o      020 Grandparent-level Gilts
o      030 Grandparent-level Boars
o      C40 Parent-level Gilts
o      080 Terminal Line Boars
•      Canadian-line Breeding Swine:
o      Canadian Lacombe Boars and Gilts
o      Canadian Duroc Boars and Gilts
o      Canadian Yorkshire Boars and Gilts
o     Canadian Landrace Boars and Gilts
✓      Sen Yu Piglets
✓      Sen Yu Commercial Hogs
✓      Senyu-Polar Semen and Artificial Insemination Equipment, Supplies and Technology

Facilities and Production

We believe we maintain the most advanced technologies and equipment in our breeding bases, including artificial insemination equipment, farrowing beds, nursing fences, sanitation equipment, disinfection equipment, and vaccine equipment.  As a result of our dedication to the use of leading-edge technology, the Livestock Bureau of Heilongjiang Province designated our Jiamusi City facility as the Breeding Swine Research Center for Heilongjiang Province.

We have two breeding bases with a total land area of 351,000 square meters (with breeding and administration areas of 16,742 and 2,872 square meters respectively) located in Tangyuan County and Huanan County of Jiamusi City of Heilongjiang Province in the PRC.  We also had leased 20,000 square meters (with breeding area of approximately 6,000 square meters) in Tangyuan County, which was terminated on June 30, 2010.

The meat and meat processing industry in the PRC is regarded by the central government of China as a “key” industry.   Certain participants in the industry, including us, receive special tax incentives and subsidies for technological development. Both the central and provincial governments of China have made the expansion of the pork supply a priority.  In China, land is leased from the government, and we have been afforded land for expansion when required.  In addition, we currently have three loans from local government agencies with an aggregate principal amount of $1,105,960 as of June 30, 2010.  The loans bear no interest, and are payable on December 31, 2010. As it is the government policy to grant extensions of the maturity date of such loans as long as the debtor remains in good standing, we expect the loans to remain outstanding for as long as they are beneficial to us.

Product quality control

We strive to produce high quality products.  Our production facilities meet ISO 9001 standards, as well as a host of industry-specific quality standards.  Because we purchase in bulk under fixed supply contracts, our cost for veterinary medicine and vaccines is lower than common in the pork industry, enabling us to reduce the incidence of contagious disease among our litters.

Our agreements with the Wang Da Farmers require that they comply with our high standards for sanitation, medical care and environmental protection.  To insure that the hogs we purchase from the Wang Da Farmers meet our quality standards, we enforce four key requirements:

•	We are their exclusive breeding swine provider;

•	Farmers must meet the same standards as our breeding bases in every stage of swine breeding;

•	We are the exclusive fodder provider to these farmers;

•	Farmers sell their adult commercial hogs exclusively to us for resale under the Sen Yu brand name.

As a result of our attention to quality production methods, our swine delivery survival rate is 97%, our nursing survival rate is 98%, and our adult swine survival rate is 99%.  The industry standard for these rates is 92%, 95%, and 98%, respectively.

To ensure the quality of the products bearing the Sen Yu brand name, we work closely with Golden Lotus, which bears most of the responsibility for maintaining our after-sale relationship with the Wang Da Farmers.  We provide training programs to Golden Lotus employees who are responsible for providing Wang Da Farmers with swine breeding technology support, periodic visits, anti-epizootic management and fodder recipes.

In addition, to ensure our sales performance we implement incentive policies throughout our entire sales network, including sales staff employed by us and sales personnel employed by Golden Lotus.  We pay year-end bonuses which are directly correlated to each employee’s sales performance.

Disease Control

Pathogens are the most dangerous enemy of a hog farmer.  In Heilongjiang Province, the winter months provide us a measure of protection from the growth of contagious diseases among our litters.  Nevertheless, we focus time and considerable money on maintaining the health of our litters and the sanitary environment of our breeding bases.

In late 2008 and 2009 the outbreak of H1N1 influenza in Mexico and the U.S. resulted in a severe decline in the spot prices for hogs.  In June 2008 the spot price for live hogs in China was approximately RMB 17 per kilogram, while in June 2009 the spot price had fallen to approximately RMB 9 per kilogram, largely as a result of anxieties caused by the H1N1 outbreak.  By January 2010 the spot price had moved up again to approximately RMB 13 per kilogram.  However, we believe concerns regarding the safety of pork will continue to hamper the growth of the market for the near future.

Commitment Agreements and Major Customers

We enter into forward commercial hog sales contracts with our major customers to decrease our market risk by fixing a base level of revenue.  Currently, the customers have entered into forward contracts with the following customers:

•	Beijing Ershang Dahongmen Meat Co., Ltd. (“Beijing Dahongmen”), which purchased 151,222 and 122,418 hogs from us in the fiscal years ended June 30, 2010 and 2009, respectively; and
•	Beijing Fifth Meat Factory, which purchased 233,558 and 153,410 hogs in the fiscal years ended June 30, 2010 and 2009.

During the fiscal years ended on June 30, 2009 and 2010, these two major customers accounted for 94% and 97% of our total sales, respectively.  Our sales to these customers represented only a minor fraction of their purchasing capacities, however.  Beijing Dahongmen, for example, is one of five slaughter houses in the Beijing area that slaughter more than 1.5 million hogs per year, giving us a potential opportunity for increased sales as we grow.

Principal Suppliers

We use the following principal suppliers for our operations. We believe the materials provided by our suppliers are widely available and do not anticipate that we will be unable to obtain these materials from other suppliers in the event our principal suppliers are unable or unwilling to supply us.

Item	Supplier
Fodder supplies	Heilongjiang Wang Da Feedstuff Co., Ltd (“Wang Da”)

Veterinary medicine supplies	Jiamusi North Animal Remedy Sales Department (“North Animal Remedy”)
Harbin Wuzhou Animal Healthy Product Sales Department (“Harbin Wuzhou”)

Purchases of fodder from Wang Da accounted for approximately 68.33% and 77.24% of our cost of goods sold in fiscal years ended June 30, 2010 and 2009, respectively. Purchases of veterinary medicine from North Animal Remedy and Harbin Wuzhou accounted for approximately 0.01% and 0.22% of our cost of goods sold in 2010 and 2009, respectively.

Our Marketing Strategy

To achieve a significant position in the market for hogs, we employ a variety of media, including television, magazines, and a large livestock website, all aimed at boosting the visibility and reputation of our technologies and products.

Research and Development

Our research and development is conducted through Sino-Canadian Sen Yu, which is responsible for the improvement of our breeding technology in order to quicken the pace of genetic improvement in our breeding litter. Besides supplying us with superior Canadian breeding stock, Polar Genetics Inc. also provided advanced swine artificial insemination (A.I.) technology and facilities.  On October 12, 2007, we imported 628 Canadian elite purebred breeding pigs, including Duroc, Landrace, Yorkshire and Lacombe breeds selected by Polar Genetics Inc. The breeding and selection program of the Sino-Canadian Sen Yu pig breeding center is supported by swine experts from Polar Genetics Inc. using the most advanced technology of breeding and selection under the guidance of the Canadian Centre for Swine Improvement (CCSI). All breeding and selection data is managed by CCSI through its E-Farm software.

The breeding efficiency of our sows and the food quality of our hogs determine, to a large extent, the profitability of our operations.  Accordingly, we have dedicated ourselves to achieving the most advanced level of swine operations in the PRC.  Central to that goal are our technologies, which include:

•
Genetic Measurement Technologies.  We have developed a proprietary breeding swine measurement system.  Our system documents the optimal characteristics of breeding swine, as well as measurement parameters and the range of acceptable variations.  With our genetics evaluation software, we are capable of dynamically and accurately measuring the breeding swine’s genetic profile at any stage of a breeding process.

•
Artificial Insemination Technologies.  The artificial insemination technologies utilized at our breeding bases currently permit us to achieve 500% higher fertility than natural insemination.  This reduces the investment needed to produce piglets, and permits us to focus our efforts on sows with optimal production characteristics.

As noted earlier, our facility has been designated by the Provincial Government as the Breeding Swine Research Center for Heilongjiang Province.  In addition, we are currently collaborating with the Northeast Agriculture University in Heilongjiang Province, to build a model swine breeding base that will be used as a training center for post-graduate students in the agricultural sciences.  We believe this collaboration greatly enhances our research capabilities, as the results of the research are expected to increase the breeds available to us.

Intellectual Properties

We registered the domain name of www.hljsenyu.com in China.

Environmental Protection

Our breeding and farming operations may produce by-products such as effluents and gases, which may be harmful to the environment. We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC,” as well as standards set by the relevant governmental authorities determining the classification of different wastes and their proper disposal.

In recent years, the government of China has become increasingly concerned with the degradation of China’s environment.  In the future, we expect that our operations and properties will be subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposal of solid and hazardous wastes, laws or otherwise relating to protection of the environment. We have never been penalized by any environmental protection agencies. We therefore have not incurred any significant environmental law compliance costs. We are committed to protecting the environment and utilizing resources effectively.  For that reason, and with a view to the long-term economic benefits that will inure to “green” companies, we have initiated an advanced sewage treatment project as well as a complete environmental review of our operations.  Our goal is to lead the way in the development of a standardized eco-type breeding farm. However, we cannot assure you that additional environmental issues will not require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs.

Government Regulation

Hog breeding is subject to substantial licensing requirements and regulations.  In order to sell breeding swine in China, a breeder hog farm must be awarded a breeder’s license by the local government authorities.  Only those breeder hog farms that have qualified staff, specialized equipment and are in segregated locations to avoid the spread of disease are eligible for licensing. Each province in the PRC requires hog farmers to obtain a license for each hog farm owned and operated in that province. The Agricultural Department of Heilongjiang Province issued Breeder Hog Farm Licenses to us.

In addition, we obtain licenses and permits from the Sanitary Department of Heilongjiang Province each year for our breeder farms. We have never been penalized by any agencies which oversee our environmental, sanitary or licensing compliance.

Employees

As of the date of this Annual Report, we have approximately 93 full-time employees.  Of these employees, 3 are employed by Sen Yu International, approximately 64 are employed by Heilongjiang Sen Yu, and approximately 26 are employed by Sino-Canadian Sen Yu.  Our employees work in the functional units as indicated in the table below.

Department	Sen Yu International in USA	Heilongjiang Sen Yu	Sino-Canadian Sen Yu
Management	3	8	3
Other Administration	-	29	-
Research and Development	-	-	-
Sales and Marketing	-	2	2
Farming	-	25	21

We have not experienced any work stoppages and we consider relations with our employees to be good.

Insurance

We maintain various additional insurance policies to safeguard against risks and unexpected events. In protecting against work-related casualties and injuries, we purchase accidental injury insurance policies for our employees. In addition, we provide social security insurance including pension insurance, unemployment insurance, work related injury insurance and medical insurance for our employees. We do not have product liability insurance that would indemnify us against claims for damages caused by the pork products derived from our hogs.  All of our operations have met the relevant regulatory requirements under PRC laws and we have not been subject to any material fines or legal action involving product non-compliance.

Item 1A.    Risk Factors

RISK FACTORS

You should carefully consider the risks described below as well as other information provided in this document, including information in the section of this document entitled “Cautionary Note Regarding Forward Looking Statements.”  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and you may lose all or part of your investment.

Risks Relating To Our Business and Industry

Our limited operating history in hog production makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history in the hog production business. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the market for breeding hogs in the PRC. Some of these risks and uncertainties relate to our ability to:

•	attract and retain additional customers and increase spending per customer;

•	increase awareness of our brand and continue to develop customer loyalty in the hog farming line of business;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business; and

•	attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

Our results of operations could be adversely affected by fluctuations in the market prices for hogs and grains.

We are largely dependent on the market price of feed ingredients and the market price of hogs, all of which are determined by constantly changing and volatile market forces of supply and demand, as well as other factors over which we have little or no control. These other factors include:

•	competing demand for corn (one of our main feed ingredients) for use in the manufacture of ethanol or other alternative fuels;

•	economic conditions;

•	weather, including the impact on our water supply and the impact on the availability and pricing of grains;

•	energy prices, including the effect of changes in energy prices on our transportation costs and the cost of feed; and

•	crop and livestock diseases.

Additionally, commodity pork prices have demonstrated a cyclical nature over periods of years, reflecting changes in the supply of fresh pork and competing proteins on the market, especially beef and chicken.

We may be unable to maintain our profitability in the face of a consolidating retail environment in the PRC.

We sell substantial amounts of our hogs to slaughter houses, which sell both to smaller retailers and also to supermarkets and large retailers. The supermarket and food retail industry in the PRC has been, and is expected to continue, undergoing a trend of development and consolidation. As the supermarket and retail food industry continue to consolidate and retail customers grow larger and become more sophisticated, they may demand lower pricing and increased promotional programs from our slaughterhouse customers, which may demand lower prices from us. If we fail to maintain good relationships with our slaughterhouse customers or if we lower prices in response to pressure from customers and are unable to increase the volume of hogs sold, our profitability could decline.

Our business depends on a small number of third parties for sales, technology, and operational efficiency.  The failure of any of those parties to perform effectively would have an adverse effect on our operations.

At this stage of our development, our business depends on services provided by a few third parties, namely:

•	Golden Lotus, which markets our breeding swine;

•	Wang Da, which provides fodder for farmers;

•	Polar Genetics, Inc. which provides us advanced breeding technology; and

•	Beijing Ershang Dahomgmen Meat Co. and Beijing Fifth Meat Factory, which purchase the majority of our hogs.

We have not established a ready replacement for any of these companies if they cease to play their current role in our business operations.  The failure or inability of either Golden Lotus or Wang Da to provide services to us may require us to suspend operations until we found a suitable replacement or developed an internal capacity to perform those functions.

We depend on a small number of customers for the vast majority of our sales.  A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers.  During the years ended June 30, 2009 and 2010, two customers accounting for over 94% and 97 % of our total sales, respectively. We expect that during the next year we will continue to depend upon a small number of customers for a significant majority of our sales for the foreseeable future.  Any interruption in our relationship with these customers, by reason of the customer’s financial distress, purchases from other hog suppliers or otherwise, would have a significant negative effect on our results of operations.

The hog farming industry in the PRC may face increasing competition, as well as increasing industry consolidation, which may affect our market share and profit margin.

The hog farming industry in the PRC is highly competitive. Evolving government regulations in relation to the hog farming industry have driven a trend of mergers and acquisitions within the industry, with smaller farms unable to meet the increasing costs of regulatory compliance and ineligible for preferential government subsidies, and, therefore, at a competitive disadvantage. We believe our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition depends largely upon our ability to distinguish our hogs from our competitors’ hogs.

We cannot assure you that our current or potential competitors will not develop hog farming technology of a comparable or superior quality to ours, or adapt more quickly than we do to evolving consumer preferences or market trends. In addition, our competitors may merge or form alliances among farms to achieve a scale of operations which would make it difficult for us to compete. Increased competition may also lead to price wars, which may adversely affect our market share and profit margin. We cannot assure you that we will be able to compete effectively with our current or potential competitors.

If Wang Da fails to satisfy its financial obligations to us, our financial condition could be harmed.

Our business model, as currently implemented, necessitates that we pay large advances to Wang Da, which supplies fodder to Wang Da’s franchisee farmers.  Over 76% of our total assets consist of advances to Wang Da as of June 30, 2010.   Wang Da in turns delivers fodder to the Wang Da Farmers on credit, expecting that they will satisfy their debts by delivering mature hogs to Wang Da, which Wang Da will, in turn, assign to us in satisfaction of the account.  Any number of factors could disrupt this program, and imperil our receivable from Wang Da, including poor production by the franchisee farmers, significant defaults by the franchisee farmers or, financial or legal problems experienced by Wang Da.  If Wang Da defaults in satisfying its obligation to us, we are entitled to assume Wang Da’s legal rights as against the franchisee farmers.  In the event that the sale of those hogs did not provide sufficient returns to satisfy Wang Da’s obligations to us, we would have access to Wang Da’s additional assets to meet the shortfall.  We may find it difficult to enforce those rights. In addition, if defaults by the franchisee farmers are the cause of Wang Da’s defaults, our efforts to recover our loans directly from the franchisee farmers may be futile, in whole or in part.  The resulting bad debts would reduce or eliminate our profits for the period in which the defaults occurred, and would reduce the working capital available to fund future operations.

Our joint venture with Polar Genetics, Inc. may be terminated.

We have encountered a regulatory problem with Sino-Canadian Sen Yu, the joint venture that we formed with Polar Genetics, Inc., a Canadian corporation.  Under our agreement, Polar Genetics, Inc contributed 628 breeding swine as our portion of the registered capital of Sino-Canadian Sen Yu. This contribution has been accepted as registered capital by the local agency of MOFCOM, the agency of the Chinese government that is responsible for corporate regulation.  The local administration of SAFE, however, has not agreed that the registered capital of Sino-Canadian Sen Yu was properly paid.  As a result, we are unable to open a foreign exchange account, which renders the joint venture unable to do business with Polar Genetics.  We are currently exploring methods of resolving the problem.  It may occur, however, that we will have to terminate the joint venture.  In the event the joint venture is terminated and we are unable to reach agreement with Polar Genetics on a suitable alternative business arrangement, this could reduce our access to advanced breeding technology, diminish our prestige in the agricultural community, and decrease the competitive advantage we believe we have in the industry.

We require various licenses and permits to operate our business, and the loss of or failure to renew any or all of these licenses and permits could require us to suspend some or all of our production or distribution operations.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business. We are required to comply with applicable agriculture, sanitary, environmental and food safety standards in relation to our production processes. Our premises and transportation vehicles are subject to regular inspections by regulatory authorities for compliance with applicable regulations. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production or distribution operations, which could adversely affect our revenues, profitability and growth prospects.

Our trademark company name may be subject to counterfeiting or imitation, which could have an adverse impact upon our reputation and brand image, as well as lead to higher administrative costs.

We regard brand positioning as one of our core competitive advantages, and intend to position our “Heilongjiang Sen Yu” brand to create the perception and image of “health, nutrition, freshness and quality” in the minds of consumers. There have been frequent occurrences of counterfeiting and imitation of products in the PRC in the past. We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, injury or death to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues and an increase in our administrative expenses in respect of detection or prosecution.

The loss of senior management or key research and development personnel or our inability to recruit additional personnel may harm our business.

We are highly dependent on our senior management to manage our business and operations, on our key research and development personnel for the development of new breeding technologies. In particular, we rely substantially on our Chairman and Chief Executive Officer, Mr. Zhenyu Shang. We also depend on our key research personnel and on our personnel skilled in information technology and logistics.   We do not maintain key man life insurance on any of our senior management or key personnel. The loss of Mr. Shang would have a material adverse affect on our business and operations. Competition for senior management and research and development personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key research and development personnel that we lose. In addition, if any member of our senior management or key employees joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company.

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

We do not carry business interruption insurance or product liability insurance.  As a result, we may incur uninsured losses that would adversely affect our operating results.

We could be exposed to claims and subject to liabilities for which we have no insurance protection.  Unlike agribusinesses in the U.S., but as is common in China, we do not currently maintain business interruption insurance, product liability insurance or any other comprehensive insurance policy.  As a result, we may incur uninsured liabilities and losses resulting from the conduct of our business.  There can be no guarantee that we will be able to obtain insurance coverage in the future, and even if we are able to obtain coverage, we may not carry sufficient insurance coverage to satisfy potential claims.

Contamination of the pork products that are produced from our hogs could result in widespread injury to consumers.  In such a situation, we could be faced with legal claims, even if the contamination occurred after our final delivery of the hogs, due to the difficulty in establishing the cause of contamination.  Because we do not have product liability insurance, we cannot assure you we will have enough funds to defend the Company in such litigation or to pay for liabilities arising out of a products liability claim.  To the extent we incur any product liability or other litigation losses, our expenses could materially increase substantially.

One shareholder owns a large percentage of our outstanding stock and could significantly influence the outcome of our corporate matters.

Currently, Ligang Shang, our Chief Operating Officer and Director and the uncle of Zhenyu Shang, our Chairman and CEO, owns approximately 75.2% of our outstanding Common Stock.  This concentration of ownership of our shares by Ligang Shang will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

If we fail to maintain effective internal controls over financial reporting, it may lead to a restatement of our financial information and the price of our Common Stock may be adversely affected, as well as our ability to access the capital markets.

We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.  Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants.  Although the rules do not currently apply to smaller reporting companies, as defined by the SEC, we may not eligible for smaller reporting companies’ exemption in the future, at which time we will be required to file an annual assessment of our internal controls requirement and an attestation of management’s assessment by our independent registered public accountants.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountant is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation.  If we cannot conclude our internal controls are as effective, or our independent registered public accountant is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed or other matters that may raise concerns for investors. Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our Common Stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities or lead to legal claims being brought against us, thereby diverting management’s attention and resources and which may materially adverse effect our reputation and business.

If the pork market in the PRC does not grow as we expect, our growth prospects, results of operations and financial condition may be adversely affected.

We believe pork products have strong growth potential in the PRC and, accordingly, we have continuously increased our sales of breeding swine. However, the market for pork products in the PRC has grown in recent years due to the increased wealth of the average resident of China, which has been the result of double-digit annual growth in the Chinese economy.  Due to the worldwide recession, the growth of the Chinese economy has slowed.  If the pork market in the PRC does not grow as we expect, our business may be harmed, we may need to adjust our growth strategy and our results of operation may be adversely affected.

If Chinese government support of pork prices changes or terminates, the price of pork and, as a result, our operations could be materially harmed.

In 2005, 2006 and again in 2009, the price of pork products fell due to depression in the market in 2005, 2006 and oversupply in 2009. While the price of pork increased in 2007 due to a disease epidemic that reduced the supply of hogs, the price in 2009 was only stabilized as a result of a new government program of purchasing pork products on the open market to implement an effective floor price.

The Chinese government has established a national pork reserve program to balance the market demand of pork and stabilize the pork price. If pork price rises too quickly, the government may sell pork in the open market to slow the growth. If the pork price falls too quickly, the government may buy pork, to guarantee a minimum purchase price. As China’s most popular meat, pork forms a major component of China’s consumer price index. For this reason, the central government pays very close attention to fluctuations in pork prices. On one hand, the central government does not want pork to become unaffordable for the average consumer, which has led to citizen complaints in the past. On the other hand, China’s government has expressed an interest in ensuring that hog farmers have an incentive to continue to grow hogs to feed China’s demand for pork. A decrease in such an incentive could lead to a drop in hog production, which could in turn result in higher prices in future periods as pork becomes relatively scarcer.

Even though the central government currently supports an artificial floor price with its strategic pork reserves, there is no guarantee this support will continue in the future. If such support decreases or is terminated, our industry could see more drastic fluctuations in the price of pork, which could affect our financial condition and future growth prospects.

Our business benefits from certain government incentives. Expiration, reduction, discontinuation of, or changes to, these incentives will increase our tax burden and reduce our net income.

The PRC government has provided tax incentives to domestic companies in our industry in order to encourage the development of agricultural businesses in China. We have received subsidies, business tax exemptions and government incentives in connection with our operation of hog farms in Heilongjiang. In particular, under current Chinese law, Heilongjiang Sen Yu and Sino-Canadian Sen Yu are exempt from corporate income tax in China for as long as they operate as hog farming enterprises, However, the exception is only for a three year period and the renewal is subject to review by the Jiamushi City State Tax Bureau. The tax exempt status of both Heilongjiang Sen Yu and Sino-Canadian Sen Yuexpires on May 31, 2012. Further, Heilongjiang Sen Yu is eligible to receive non-interest bearing loans from the local government. PRC government authorities may reduce or eliminate these incentives through new legislation at any time in the future. In the event we are no longer exempt from income tax, the applicable tax rate would increase from 0% to up to 25%, the standard business income tax rate in the PRC. In addition, the termination of non-interest bearing loans would reduce the working capital available to fund future operations and increase the burden on our cash flow and need for financing. The reduction or discontinuation of any of these economic incentives could negatively affect our financial condition and results of operations.

The outbreak of animal diseases could adversely affect our operations.

An occurrence of serious animal diseases, such as foot-and-mouth disease, swine flu or any outbreak of other epidemics affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, or a decline in the food retail industry, any of which could have a material adverse effect on our operations. In 2009, there was an outbreak of streptococcus suis in pigs, principally in Sichuan Province, PRC, with a large number of cases of human infection following contact with diseased pigs. There also have been unrelated reports of diseased pigs in Guangdong Province, PRC. Our procurement and production facilities are located in Heilongjiang Province, PRC and were not affected by the streptococcus suis infection. However, there can be no assurance that our facilities or products will not be affected by an outbreak of this disease or similar ones in the future, or that the market for pork products in the PRC will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

We take precautions to ensure that our livestock are healthy and that our facilities operate in a sanitary manner. Nevertheless, we are subject to risks relating to our ability to maintain animal health and control diseases. Livestock health problems could adversely impact production, the supply of raw materials and consumer confidence in all of our operating segments. From time to time, we have experienced outbreaks of certain livestock diseases. We may experience additional occurrences of disease in the future. Disease can reduce the litter of breeding swine, the number of offspring produced, hamper the growth of offspring, result in expensive vaccination programs or require in some cases the destruction of infected livestock, all of which could adversely affect our production or ability to sell or export our products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in the safety and quality of our food products, particularly as we expand our branded pork products.

In addition to risks associated with maintaining the health of our livestock, any outbreak of disease elsewhere in China or in other countries could reduce consumer confidence in the meat products affected by the particular disease, generate adverse publicity and result in the imposition of import or export restrictions.

Concerns regarding A(H1N1) influenza could adversely affect our business.

There has been substantial publicity regarding the A(H1N1) influenza outbreak since 2009. Although the A(H1N1) virus is a combination of human, bird and swine strains of influenza, the initial and widespread media reports regarding this illness labeled it the “swine flu” or a variation thereof. To date, there is no evidence that A(H1N1) is present in the swine litters at any of our operations or any of the farmers run by the Wang Da Farmers. Moreover, the U.S. Center for Disease Control and other regulatory and scientific bodies have confirmed that people cannot contract A(H1N1) influenza from eating cooked pork or pork products, regardless of whether the livestock used in such products was infected by A(H1N1).  However, consumers’ perceptions regarding the virus may negatively impact demand for our pork products in the future.

There are still a number of potentially significant unanswered questions about A(H1N1), including where the strain originated, when it will run its course and whether it will mutate. Accordingly, it is not possible to predict whether the A(H1N1) influenza outbreak will have a significant adverse effect on our future financial results. Such an effect could result from, among other things, a decline in demand for our pork products or depressed market conditions for hogs in general.

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

Our operating results may fluctuate from period to period.

Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors, including seasonal variations in live pig supply and pork consumption. For example, demand for pork in general is relatively high before the Chinese New Year in January or February each year and lower thereafter. Our production and sales are generally lower in the summer due to a slight drop in meat consumption during the hot summer months. Interim reports may not be indicative of our performance for the year or our future performance, and period-to-period comparisons may not be meaningful due to a number of reasons beyond our control.

We may be subject to substantial liability should the consumption of any of our products cause personal injury or illness. Unlike most food processing companies in the United States, we do not maintain product liability insurance to cover our potential liabilities.

The sale of food products for human consumption involves an inherent risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or degeneration, including the presence of foreign contaminants, chemical substances or other agents or residues during the various stages of the production, transportation or sales process. We cannot assure you that consumption of our products will not cause a health-related illness in the future, or that we will not be subject to claims or lawsuits relating to such matters.

Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that our products caused personal injury or illness could adversely affect our reputation with customers and our corporate and brand image. Unlike most food processing companies in the United States, but in line with industry practice in the PRC, we do not maintain product liability insurance. Furthermore, the products manufactured from our hogs could potentially suffer from product tampering, contamination or degeneration or be mislabelled or otherwise damaged. A product liability judgment against us or a product recall could have a material adverse effect on our revenues, profitability and business reputation.

We may be subject to regulations designed to reduce the production of greenhouse gases.

The Chinese government is actively considering legislation to reduce greenhouse gas (GHG) emissions. GHG emissions occur at several points across our operations, including hog farming and transportation, as well as during the processing operations of our customers. Compliance with any such future legislation or regulation can be expected to result in increased compliance and operating costs. However, it is not possible at this time to predict the structure or outcome of any future legislative or regulatory efforts or the eventual cost to us of compliance.

Our management has no experience in managing and operating a public company. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations or financial condition.

Our current management has no experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties, including its attorneys and accountants. While we have appointed a qualified Chief Financial Officer effective as of the day following the fling of this Annual Report to enable us to meet our ongoing reporting obligations as a U.S. public company, such individuals may not have all of the qualifications necessary to fulfill these obligations.  Failure to adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect the market price of our Common Stock, our business, results of operations, or financial condition, and could result in delays in the development of an active and liquid trading market for our Common Stock.

We may require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

We will need to obtain additional debt or equity financing to fund future capital expenditures. Any such financing can be expected to result in dilution to the holders of our outstanding shares of capital stock. Debt financing may include conditions that would restrict our freedom to operate our business, and may include conditions that:

•	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

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

In recent years, however, the government has introduced measures aimed at creating a form of market economy and policies have been implemented to allow business enterprises greater autonomy in their operations. Nonetheless, a substantial portion of productive assets in the PRC are still owned by the PRC government. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces in the PRC than in others, and the continuation or increases of such disparities could affect the political or social stability in the PRC.

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

A downturn in the economy of the PRC may slow our growth and profitability.

All of our revenues are generated from sales in China. The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, the laws and regulations governing our business, and the enforcement and performance of our arrangements with third party contractors, franchisee farmers and customers. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation, as well as and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our Chinese subsidiaries are considered foreign invested enterprises under PRC laws, and as a result are required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; or

•	requiring that we discontinue any portion or all of our business.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange controls and other regulations of China.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10% of its after-tax profit each year for its general reserves until the accumulated amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Furthermore, the ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China, all of our revenue earned and currency received are denominated in RMB. RMB is subject to exchange control regulations in China, and, as a result, we may unable to distribute dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Our inability to receive dividends or other payments from our Chinese operating subsidiaries could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. Our funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects. Accordingly, if we do not receive dividends from our Chinese operating subsidiaries, we may not have sufficient cash flow to fund our corporate overhead and regulatory obligations in the United States and may be unable to pay dividends on our shares of capital stock.

The currency exchange rate between U.S. Dollars and RMB could adversely affect our financial condition.

To the extent we need to convert U.S. Dollars into RMB for our operational needs, our financial position and the price of our Common Stock may be adversely affected should the RMB appreciate against the U.S. Dollar. Conversely, if we decide to convert our RMB into U.S. Dollars for operational needs or paying dividends on our Common Stock, the dollar equivalent of earnings from our subsidiaries in China would be reduced should the U.S. Dollar appreciate against the RMB.

Until 1994, the RMB experienced a gradual but significant devaluation against most major currencies, including the U.S. Dollar, and there was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the RMB relative to the U.S. Dollar has remained stable and has appreciated slightly. Countries, including the United States, have argued that the RMB is artificially undervalued due to China’s current monetary policies and have pressured China to allow the RMB to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. Dollar. Under this policy, which was halted in 2008 due to the worldwide financial crisis, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  In June 2010, the Chinese government announced its intention to again allow the Renminbi to fluctuate within the 2005 parameters.  It is possible that the Chinese government could adopt an even more flexible currency policy, which could result in more significant fluctuation of Renminbi against the U.S. dollar, or it could adopt a more restrictive policy. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the U.S. Dollar.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against the Company, its management or the experts named in this Annual Report.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, most of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon some of our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers before a Chinese court based on U.S. federal securities laws or otherwise. Moreover, our PRC legal counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgments of foreign courts. As such, recognition and enforcement in China of judgments against us, our directors, executive officers or the experts named in this Annual Report obtained from a court in any of those jurisdictions may be difficult or impossible to enforce.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in that country.

Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China . Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment in us.

PRC regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and may subject our PRC resident beneficial owners to personal liability, limit our PRC subsidiaries’ ability to distribute profits to us, limit our ability to inject capital into our PRC subsidiaries, or may otherwise expose us to liability under the PRC law.

In October 2005, the SAFE, issued the ‘‘Notice on Relevant Issues Concerning Foreign Exchange Administration on Financing and Round-Trip Investment through offshore Special Purpose Vehicles by Domestic Residents’’, generally referred to as Circular 75. The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or controlling offshore special purpose vehicles, or SPVs, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. In addition, any PRC resident that is a shareholder of an SPV is required to amend his SAFE registration within 30 days after any major change in the share capital of the offshore special purpose company without any roundtrip investment being made, such as any increase or decrease of capital, stock right assignment or exchange, merger or division, investment with long term stock rights or credits. Failure to comply with the requirements of Circular 75 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s PRC affiliates being impeded or prevented from distributing their profits or the proceeds from any reduction in capital, share transfer or liquidation to the SPV.

We are committed to complying with and to ensuring that our shareholders who are subject to the regulation will comply with the relevant rules. However, we cannot assure you that all of our current or future shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. Any failure by any of our current or future shareholders to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government, including restrictions on our PRC subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in our PRC subsidiaries.

PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, namely, the Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, or SAT, the State Administration for Industry and Commerce, or SAIC, the China Securities Regulatory Commission, or CSRC, and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006 and was amended on June 22, 2009. The New M&A Rule purports, among other things, to require offshore SPVs formed for overseas listing purposes to effect acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, pursuant to the New M&A Rule and other PRC laws and regulations, the CSRC, in its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials with respect to the listing on overseas stock exchanges by SPVs.

There are substantial uncertainties regarding the interpretation and application of the above rules, and the CSRC has yet to promulgate any written provisions or formally to declare whether the overseas listing of PRC related companies shall be subject to the approval of the CSRC. If CSRC approval is required in connection with our listing, our failure to obtain, or delay in obtaining, such approval could result in penalties imposed by the CSRC and other PRC regulatory agencies. These penalties could include fines and penalties on our operations in China, restriction or limitation on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect on our stock price, business, operations and financial conditions.

Notwithstanding those provisions, we believe that CSRC approval is not required for us because we are not an SPV formed or controlled by PRC companies or PRC individuals. However, we cannot assure you that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that the CSRC may determine that we circumvent the New M&A rules, Related Clarifications or other PRC securities laws.

Agreement drafting, interpretation and enforcement in China involve significant uncertainty, which could leave us vulnerable to legal disputes and challenges related to our contracts.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States , and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

New labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, the Labor Agreement Law of the PRC, or the New Labor Agreement Law, which became effective on January 1, 2008. The New Labor Agreement Law imposes greater liability on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Agreement Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and future operating prospects.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make substantial option grants to our officers and directors, most of whom are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens, including our Chief Executive Officer, to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered, we may lose key employees and our business operations may be adversely affected.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law, land is owned by the state or rural collective economic organizations.  The state issues a land use right certificate to the land users.  Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Each of our facilities relies on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We are subject to various environmental laws and regulations in China. We cannot assure you that at all times we will be in compliance with the environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws and regulations. Additionally, these regulations may change in a manner that could have a material adverse effect on our business, results of operations and financial condition. We have made and will continue to make capital and other expenditures to comply with environmental requirements.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We face risks related to natural disasters, terrorist attacks or other large scale events in China which could have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by natural disasters, terrorist attacks or other events in China. For example, in early 2008, parts of China suffered a wave of strong snow storms that severely impacted public transportation systems. In May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. The May 2008 Sichuan earthquake has had a material adverse effect on the general economic conditions in the areas affected by the earthquake. Any future natural disasters, terrorist attacks or other events in China could cause severe disruptions to, and could have a material adverse effect on, our business and results of operations.

Risk Relating to an Investment in Our Securities

Our Common Stock is thinly traded and you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our Common Stock will develop or be sustained. Our Common Stock has been sporadically or “thinly-traded” on the “OTC Bulletin Board,” meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of our Common Stock in either direction. The price for our shares could, for example, decline precipitously in the event a large number of shares of our Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained.

We may need additional capital and may sell additional securities or other equity securities or incur indebtedness, which could result in additional dilution to our shareholders or increase our debt service obligations.

We may require additional cash resources due to business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or equity-linked debt securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is currently quoted for trading on OTCBB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended.  Our Common Stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that broker-dealers participating in sales of our Common Stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the public market.

The accounting treatment for our convertible securities is complex and subject to judgments concerning the valuation of embedded derivative rights within the applicable securities.  Fluctuations in the valuation of these rights could cause us to take charges to our earnings and make our financial results unpredictable.

Promissory notes we issued in February 2010 and Series B Convertible Preferred Stock and the warrants we issued in connection with our June 2010 financing contain, or may be deemed to contain, embedded derivative rights in accordance with GAAP.  These derivative rights, or similar rights in convertible securities we may issue in the future, need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP.  Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations.  Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate.  There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could require us to restate previous financial statements, which in turn could adversely impact our results of operations, our reputation and our public stock price.

Item 2.    Description of Property

We lease our office in New York which is located at 19 West 44th Street, New York, New York 10036. The lease has a term of three years, with a two-year renewal option. The rent and maintenance fees on this space for the first year, which ends August 31, 2011, is approximately $78,850 and the rent increases by two (2%) percent every year.

Heilongjiang SenYu owns one breeding base with facilities including breeding and administration areas of 6,692 and 2,172 square meters, and land area of 51,000 square meters located in Huanan County, Jiamusi City. Heilongjiang SenYu also owns another breeding base, which it leases to Sino-Canadian Sen Yu and has facilities including breeding and administration areas of 10,050 and 700 square meters, and land area of 300,000 square meters located in Tangyuan County, Jiamusi City.

 Heilongjiang Sen Yu leased a breeding base located in TaiPin Village Township Tangyuan County. As of June 30, 2010, Heilongjiang SenYu terminated this lease agreement.

Heilongjiang Sen Yu and Sino-Canadian Sen Yu lease an executive office located in #308 Bao Wei Road, Cultural Palace, 6th Floor, Qianjin District Jiamusi City Heilongjiang Province. The annual rental expenses were approximately RMB 170,000 (equivalent to approximately $24,900 including rent and maintenance fees). The lease for this office space expires on June 14, 2013.

In order to establish our Beijing branch, on August 6, 2010, Heilongjiang Sen Yu leased an office, located at #16 Guang Shun North Street, Building #2, 8th Floor, Chao Yang district of Beijing City. The lease agreement has a term of three years, from August 9, 2010 to August 8, 2013. The total rental expense is approximately RMB 662,748 (equivalent to approximately $97,078) and the total maintenance fee is approximately RMB164,982 (equivalent to approximately $24,165).

Item. 3    Legal Proceedings

None

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities.

Market Information

Our Common Stock trades on the OTCBB under the symbol “CSWG.” The following table sets forth the high and low intra-day prices per share of our Common Stock for the periods indicated, which information was provided by the OTCBB. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The prices have been adjusted to reflect the effect of the 1-for 24 reverse stock split that became effective on September 30, 2009.

	Price Range
	High	Low
2010 Fiscal Year
Fourth Quarter Ended June 30, 2010	$8.00	4.00
Third Quarter Ended March 31, 2010	$10.90	2.00
Second Quarter Ended December 31, 2009	$7.20	2.00
First Quarter Ended September 30, 2009	$1.90	0.15
2009 Fiscal Year
Fourth Quarter Ended June 30, 2009	$0.17	0.06
Third Quarter Ended March 31, 2009	$0.85	0.06
Second Quarter Ended December 31, 2008	$1.05	0.25
First Quarter Ended September 30, 2008	$1.09	0.65

On September 24, 2010, the closing price of our Common Stock as reported on the OTCQB was $2.60.

Holders

As of September 28, 2010, there were 20,892,982 shares of our Common Stock outstanding held by approximately 319 stockholders of record.  The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. In addition, our ability to pay dividends may be affected by foreign exchange controls and other limitations imposed by the PRC laws. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The table below contains information regarding our equity compensation plans, which include individual compensation arrangements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	n/a	0
Equity compensation plans not approved by security holders	0	n/a	795,000(1)
Total	0	n/a	795,000

(1)
On October 21, 2009 the Board adopted the 2009 Stock and Stock Option Plan (“Plan”).  The Plan authorizes the Board to issue up to one million shares, either as grants of stock, grants of restricted stock, or subject to stock options.   Grants may be made to employees or consultants who are not engaged in capital formation or stock promotion.  To date, the Board has issued 205,000 shares pursuant to the Plan.

Repurchases of Equity Securities.

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 2, 2010, we issued 5,000 shares of Common Stock to a consultant for her services rendered for the period from January 29, 2010 to June 30, 2010. On May 3, 2010, we issued 100,000 shares of Common Stock to each of Mr. Cong and Mr. Hau for their consulting services for the term from April 16, 2010 to April 15, 2013. All these shares were issued pursuant to exemptions from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

There were no sales of unregistered securities during the period covered by this Annual Report other than what were disclosed above and those in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 6.   Selected Financial Data

Not required.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our consolidated financial condition and results of operations for the year ended June 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements, including footnotes.

Overview

Sen Yu international holdings Inc (f/k/a China Swine Genetics, Inc) was founded as a Colorado corporation on June 29, 1983 and was re-domiciled to the State of Delaware on December 6, 2007. In connection with the Company’s change of domicile, the Company increased its authorized capital to 310,000,000 of which 300,000,000 are Common Stock, and 10,000,000 are Preferred Stock, each with a par value of $0.001 per share, with the preferred stock issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. Prior to August 13, 2009, the Company had not engaged in any business operations.

On August 13, 2009, the Company acquired all of the outstanding capital stock of Advanced Swine by issuing 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine.  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of Common Stock.  As of the date of this Annual Report, all the Series A Preferred Stock have been converted into Common Stock and the Company filed a Certificate of Elimination to eliminate the previously designated 4,800 shares of Series A Convertible Preferred Stock.

A Certificate of Amendment to the Company’s Certificate of Incorporation was filed on September 9, 2009 to change the Company’s name from Apogee Robotics, Inc. to “China Swine Genetics, Inc.” Concurrent with the name change, a 1 for 24 reverse split was effected on September 30, 2009.  Shareholders with 1 or more but fewer than 100 shares after the reverse split were issued shares to increase their holdings to 100 shares.  All other fractional shares resulting from the reverse split were repurchased by the Company for $5.28 per share. On June 28, 2010, we changed our name to “Sen Yu International Holdings, Inc. The change of our name is intended to more accurately reflect our business operations.

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It is an intermediate holding company that conducts its business through its subsidiaries in the PRC. On December 20, 2007, Advanced Swine entered into a share transfer agreement with Heilongjiang Sen Yu through which Advance Swine acquired all the equity interests in Heilongjiang Sen Yu. Heilongjiang Sen Yu  was incorporated on September 3, 2004, under the laws of PRC. Heilongjiang Sen Yu was originally founded with a registered capital of RMB10 million (equivalent to approximately $1,208,211 on August 27, 2004 and increased its registered capital to RMB50 million (equivalent to approximately $6,165,762) and RMB80 million (equivalent to approximately $9,933,896) on January 18 and August 29, 2006, respectively. Heilongjiang Sen Yu was in the development stage and incurred minor selling expenses and significant general and administrative expenses until September, 2005, when it accepted its first sales order of merchandise hogs and genetic breeding swine, and started its business as a farmer enterprise for breeding, feeding, and marketing the grandparent and parent generation breeding swine, and merchandise hogs.

In March 2006, Heilongjiang Sen Yu established a joint venture named Sino-Canadian Sen Yu Polar Swine Genetics Company Limited (“Sino-Canadian Sen Yu”) with Polar Genetics Inc., a Canadian corporation (the “Polar Genetics”). This joint venture was in the development stage and did not commence principal operations until November 27, 2007.

Both Heilongjiang Sen Yu and Sino-Canadian Sen Yu engage in the business of breeding and raising hogs and piglets, then distributing them to slaughter facilities and pork distributors in the PRC. Our objective is to establish ourselves as a leading producer and distributor of commercial hogs and piglets in the PRC.

Result of Operations

YEAR ENDED JUNE 30, 2010 AS COMPARED TO YEAR ENDED JUNE 30, 2009

	For the Fiscal Years Ended June 30,						2010 Vs 2009
	2010	%		2009	%		Increase/ (decrease)

Revenues	$70,351,959			$50,392,533			$19,959,426	39.61%
Cost of Goods Sold	56,061,558	79.69	%*	41,611,814	82.58	%*	14,449,744	34.73%
Gross Profit	14,290,401	20.31	%*	8,780,719	17.42	%*	5,509,682	62.75%

Operating Expenses
Selling expenses	2,264,653			1,700,553			564,100	33.17%
Bad debt for advance to suppliers	524,179			1,003,691			-479,512	-47.77%
General and administrative expenses	4,952,867			619,490			4,333,377	699.51%
Total Operating Expenses	7,741,699	11.00	%*	3,323,734	6.60	%*	4,417,965	132.92%

Income From Operations	6,548,702	9.31	%*	5,456,985	10.83	%*	1,091,717	20.01%

Other Income (Expenses or Losses )
Interest expense, net	(70,953)			(25,128)			-45,825	182%
Other (expense) income , net	(6,453)			19,893			-26,346	-132.44%
Losses on disposal of fixed assets	(109,098)			(606,179)			497,081	-82.00%
Losses on disposal of inventories	(245,514)			(762,185)			516,671	-67.79%
Total Other Expenses or Losses	(432,018)			(1,373,599)			941,581	-68.55%

Income from Continuing Operations Before Income Taxes	6,116,684	8.69	%*	4,083,386	8.10	%*	2,033,298	49.79%
Income Tax Provision	-			-			-

Net Income Before Noncontrolling Interest	$6,116,684	8.69	%*	$4,083,386	8.10	%*	$2,033,298	49.79%

Less: Net loss attributable to the noncontrolling interest	(145,630)			(430,400)			284,770	-66.16%

Net Income Attributable to Sen Yu International Holdings, Inc.	$6,262,314			$4,513,786			$1,748,528	38.74%

* as a percentage of the revenue

Revenues

Total revenues were $70,351,959 for the fiscal year ended June 30, 2010 compared to $50,392,533 for the fiscal year ended June 30, 2009, an increase of $19,959,426 or 39.61%. The increase in revenues resulted from increased orders from our major customers, Beijing Dahongmen and Beijing Fifth Meat Factory, Hog sales increased to 397,255 head for the fiscal year ended June 30, 2010 from 294,226 for the fiscal year ended June 30, 2009.

The following table sets forth information regarding the sales of our principal products during the fiscal years ended June 30, 2010 and 2009.

	For the Fiscal Year Ended June 30
	2010				2009				2010 Less 2009
	Quantities (Capita)	Amount	%		Quantities (Capita)	Amount	%		Quantities (Capita)	Amount	% Change
Commercial Hogs	384,780	$68,329,331	97	%*	275,828	$47,506,604	94	%*	108,952	$20,822,727	44%
Other Hogs	12,475	2,022,628	3	%*	18,398	2,885,929	6	%*	(5,923)	(863,301)	-30%
Total	397,255	$70,351,959	100%		294,226	$50,392,533	100%		103,029	$19,959,426	40%
*	as a percentage of the total sales

Commercial Hogs refers to the hogs we purchased from Wang Da Farmers.

Other hogs refers to hogs raised in our own breeding facilities.

The increase in quantities sold, as reflected in the table, was primarily attributable to our policy of committing all of our available cash resources to the commercial hogs market.

The following table sets forth information regarding the average price per capita of our principal products during the fiscal years ended June 30, 2010 and 2009.

	Average Unit Sales Price Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs	$177.58	$172.23	$5.35
Other Hogs	162.13	156.86	5.27
Overall Average Products	$177.10	171.27	$5.83

The increase in average unit sales price per capita was due to the increase of the market price during the quarter ended December 2009. The revenues generated in the quarter ended December 2009 represents 34% of the revenues reported for the fiscal year ended June 30, 2010.

Cost of Sales and Gross Profit

Our costs of goods sold consisted primarily of direct and indirect manufacturing costs, including production overhead costs and costs of our purchases of hogs. Cost of goods sold for the year ended June 30, 2010, was $56,061,558 as compared to $41,611,814 for the fiscal year ended June 30, 2009, an increase of $14,449,744 or 34.73%. This increase was primarily attributable to increased sales volume.

Gross margin was 20.31% for the year ended June 30, 2010 and 17.42% for the fiscal year ended June 30, 2009. The increase in gross margin was due to decreased cost of commercial hogs for the fiscal year ended June 30, 2010, which generated higher unit margins for the period ended June 30, 2010.

The following table sets forth information regarding the average cost per capita of our principal products during the years ended June 30, 2010 and 2009.

	Average Cost Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs	$139.08	$142.28	$(3.20)
Other Hogs	204.10	128.67	75.43
Overall Average	141.12	141.43	(0.31)

The decrease in Overall Average was primarily attributable to the fact that we sold more commercial hogs with a lower unit cost in the fiscal year ended June 30, 2010 as compared to the year ended June 30, 2009.

Costs of Commercial Hogs mainly consist of fodder costs. The average unit cost for commercial hogs per capita decreased for the fiscal year ended June 30, 2010 as compared to the same period in 2009. The decrease was due to the decline in fodder costs for the year ended June 30, 2010.

We reduced the production of hogs in our own breeding facilities for our fiscal year ended June 30, 2010 as compared to the same period in 2009. Accordingly, additional manufacturing costs were allocated to unit cost of other hogs per capita, and the average unit cost of other hogs increased for the fiscal year ended June 30, 2010 as compared to the same period in 2009.

Selling Expenses

Selling expenses increased from $1,700,553 for the fiscal year ended June 30, 2009 to $2,264,653 for the fiscal year ended June 30, 2010. The increase was due to the increase of our revenue and the related transportation cost. We utilized the services of Jiamusi Shunlida Transporting Co through December 31, 2009 and Jiamusi Hongqi Transporting Agency Co beginning in January 2010 for transportation of commercial hogs between Jiamusi and Beijing.

Bad Debt for Advances to Suppliers

Provision for bad debt expense was $524,179 for the fiscal year ended June 30, 2010, as compared to $1,003,691 for the fiscal year ended June 30, 2009, a decrease of $479,512. In order to acquire significant amounts of hogs from Wang Da, the advances to Wang Da increased. To account for the higher risk of default, we increased our allowance rate from 0.5% to 5% beginning in April 2009. Therefore, the allowance expenses accrued increased significantly from the fiscal year ended June 30, 2010 to 2009.

General and Administrative Expenses

General and administrative expenses which consist of salaries, entertainment expenses, consulting fees, professional expenses and other expenses were $4,952,867 for the fiscal year ended June 30, 2010, as compared to $619,490 for the fiscal year ended June 30, 2009.  General and administrative expenses increased by approximately $4,333,377, or approximately 699% from the fiscal year ended June 30, 2009, principally due to the payment of consulting fees of approximately $4.02 million. Details of the terms are disclosed under Notes to Consolidated Financial Statements Note 12 (d) Common Stock section. On February 2, 2010, the Company issued 5,000 shares of Common Stock, having a market value of $4.6 per share at the time of issuance, to its consultants. On May 3, 2010, the Company issued 200,000 shares of Common Stock, having a market value of $6 per share at the time of issuance to its consultants. On June 9, 2010, the Company issued 601,870 shares of Common Stock, having a market value of $6.5 per share at the time of issuance, to Primary Capital LLC and one individual, Mr. Ming Liu, in settlement of a dispute. Accordingly, the Company reported approximately $4 million of general and administrative expenses resulting from these three transactions. Our corporate expenses also increased by approximately $0.3 million primarily due to higher professional fees incurred in the fiscal year ended June 30, 2010, as compared to the fiscal year ended June 30, 2009.

Total Operating Expenses

As a result of the above, total operating expenses were $7,741,699 for the fiscal year ended June 30, 2010 as compared to $3,323,734 for the fiscal year ended June 30, 2009, an increase of $4,417,965. This increase was primarily attributable to the increase in General and Administrative expenses.

Other Income (Expense)

During the fiscal year ended June 30, 2010, other expense which consists of abnormal losses, penalties and other expenditures amounted to $432,018 as compared to $1,373,599 for the fiscal year ended June 30, 2009, a decrease of 68.55%.

For the fiscal year ended June 30, 2010, net interest expense was $70,953 as compared to net interest expense of $25,128 during the fiscal year ended June 30, 2009, an increase of $45,825. This increase was primarily due to the issuance of the 10% Secured Convertible Notes at par to twelve investors in the principal amount of $2,165,000 on February 22, 2010. Accordingly, interest expense increased for the fiscal year ended June 30, 2010.

Other expense, net was $6,453 during the fiscal year ended June 30, 2010 as compared to other income, net of $19,893 during the fiscal year ended June 30, 2009, a decrease of income $26,346. This decrease was primarily attributable to government grants and other subsidies of $10,606 received by us in fiscal year ended June 30, 2009 compared to none received in the fiscal year ended June 30, 2010. In addition, we received less disposal reimbursement and incurred more abnormal losses,

In order to maximize the return on our investment in swine, we routinely cull breeding sows that have lost their productivity. In addition, our herds are subject to ordinary risks of mortality. If a hog dies before sale and before we have fully depreciated our investment in the hog, we incur an expense equal to the unamortized cost of the hog. Such incidences of swine mortality caused us an expense of $354,612 during the fiscal year ended June 30, 2010, recorded as “losses on disposal of fixed assets” or “losses on disposal of inventories” depending on the category of the deceased hog. During the fiscal year ended June 30, 2009, our mortality losses were $1,368,364. This category of expense will vary from year to year, depending on factors such as weather, disease, and other seasonal factors. We recorded the mortality losses of breeder and commercial hogs under Losses on disposal of fixed assets and Losses on disposal of inventories, respectively. We culled less breeding swine as a result of their lower productivity during the fiscal year ended June 30, 2010. Accordingly, losses on “disposal of fixed assets” or “losses on disposal of inventories” for the fiscal year ended June 30, 2010 decreased by $1,013,752.

Income Taxes

Our provisions for income taxes for the fiscal year ended June 30, 2010 and 2009 were zero and zero, respectively. Our PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. But for that exemption, our income under Chinese accounting principles would be taxed at a rate of 25%. Sen Yu International is subject to U.S. federal income taxes and State of Delaware annual franchise taxes while its subsidiary in the U.S., Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting, respectively. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by the Company and Advanced Swine, during the fiscal years ended June 30, 2010 and 2009. Therefore, for the fiscal years ended June 30, 2010 and 2009, the income taxes were $0 and $0.

Net Income and Comprehensive Income

During the fiscal year ended June 30, 2010, Sino-Canadian Sen Yu incurred a net loss of approximately $364,075. In our Statements of Operations, the 40% of that loss allocable to our joint venture partner was attributed to “Noncontrolling Interest” and added to our net income. In the future, if Sino-Canadian realizes a net profit, the 40% of that gain allocable to our joint venture partner will likewise be deducted from our net income. Our net income for the fiscal year ended June 30, 2010, after that deduction, totaled $6,262,314.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars. The conversion of our accounts from RMB to U.S. dollars results in translation adjustments. While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. dollars and RMB than of the success of our business During the fiscal year ended June 30, 2010, the effects of converting our financial results to U.S. dollars was to add $246,594 to our accumulated other comprehensive income. During the fiscal year ended June 30, 2009, when the exchange rate between the Renminbi and the U.S. dollar was less volatile, there was an increase of $190,596 in our accumulated other comprehensive income

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the cash flow from our business operations, by loans from the Chinese Government’s Financial Bureau and our shareholders. We did, however, owe $11,169,236 to our majority shareholder, Ligang Shang, representing funds he loaned to Advanced Swine during our development period. At the three months ended September 30, 2009, however, Mr. Shang agreed to waive his right to collect that sum, and contributed it to the capital of the Company. Accordingly, our working capital increased by the amount of the cancelled loan, as did our paid-in capital.

Our working capital at June 30, 2010 totaled $29,953,767, an increase of $20,074,795 from our $9,878,972 in working capital as of June 30, 2009. The increase was approximately equal to the sum of the debt cancelled by Ligang Shang, the increased amount of advances to suppliers, and our net income of $6,262,314 for the year ended June 30, 2010, and deducted approximately $2.2 million and $4 million of note payable and derivative liabilities – warrants incurred in the fiscal year ended June 30, 2010. In general, since we expect to raise more quality commercial hogs in the next three years, we expect to advance more money to our suppliers, especially Wang Da, to provide Wang Da Farmers with fodder to raise more commercial hogs. Consequently, our working capital will tend to fluctuate in proportion to our net income.

Net Cash Provided by Operating Activities

As of June 30, 2010 there was an advance to supplier of $30,830,691. In order to raise quality commercial hogs, and control the quality of feeding materials and procedures, we entered into a cooperation agreement with Wang Da, our major feedstuff supplier, to provide our farmers fodder to raise their commercial hogs. The supplier offsets the advances from us once it delivers the Wang Da Farmers’ commercial hogs to us. Primarily as a result of the advance to suppliers, our operations provided us only $1,319,405 in cash, despite $6,262,314 net income during the year ended June 30, 2010.

Net Cash Used in Investments Activities

Investment used in the year ended June 30, 2010 was $38,537, as compared to $54,700 provided for the fiscal year ended June 30, 2009. This change was primarily attributable to proceeds from the sale of property and equipment during the fiscal year 2009 and the higher payments for the purchase of equipment during the fiscal year 2010.

Net Cash Provided By Financing Activities

We currently have $1,066,924 in loans payable to non-affiliates, including $811,037 due to an agency of the government of Jiamusi and $294,923 due to an agency of the government of Tang Yuan, with a total discount on loans payable of $39,036. All of the loans are interest-free and all of them are payable on December 31, 2010. The payment date for each of these loans has been extended in the past, as these agencies have made the loans for the purpose of supporting our operations. We expect the loans will be extended in the future prior to their maturity.

On February 22, 2010, we consummated an offering of 10% Secured Convertible Notes (the “Notes”) in the principal amount of $2,165,000. The Notes were sold at par to twelve investors. The maturity date of the Notes is February 22, 2011. Interest on the Notes at 10% per annum is payable quarterly. Payment of interest and principal is secured by a pledge of our shares owned by Ligang Shang, our majority shareholder. In the event that we complete an equity financing of $5 million or more (a “Qualified Financing”), the Notes will automatically convert into securities of like kind to the securities sold in the Qualified Financing at a 50% discount to the purchase price of the securities in the Qualified Financing.  If we do not complete such a Qualified Financing prior to the maturity date of the Notes, the Note holders shall be repaid, in cash, the principle amount of the Notes plus interest, and we will be required to issue to the Note holders warrants to purchase shares of Common Stock at $1.50 per share, up to the principal amount of the Notes. Upon conversion of the Notes into Common Stock, the Company shall issue to Primary Capital, LLC warrants to purchase 8% of the securities issuable to the investors upon conversion.

On June 11, 2010, we consummated a transaction with certain accredited investors, pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement. We raised gross proceeds of $2,420,000 and issued to the Investors an aggregate of (i) 1,152,380 shares of newly created Series B convertible preferred stock, par value $0.001 per share, with an initial one-to-one conversion ratio into shares of our common stock, par value $0.001 per share, (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of Common Stock (the “Series A Warrants”), and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of Common Stock (the “Series B Warrants”). Additionally, the Investors were granted an option to purchase up to $3,000,000 of additional Preferred Stock any time on or before December 11, 2010.  In connection with the 2010 June Private Placement, we also issued to Global Arena Capital Corp.(“Global”), our placement agent, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of Common Stock, exercisable at $2.10 per share for five years. From the proceeds of the offering, we paid a fee of $116,160 to the Placement Agent for the commission.  We also reimbursed the Placement Agent for its management and finance expenses totaling $53,240.  In addition, we incurred other direct costs in total amount of $60,455. As a result, we realized net proceeds of $2,190,145 from this offering.

We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from operating and loans from shareholders, we may need external sources of capital for our expansion of our facilities and to increase the roster of franchisee farmers, in order to reach our goal of producing one million commercial hogs in 2013. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2010, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  It was our determination, explained in Note 3 to the Financial Statements, to record an allowance equal to 5% of net amount of our advances to suppliers.  We calculated the reserve based on our expectation that the advances would be liquidated though operations in the ordinary course of business.  The 5% reserve, therefore, represented our evaluation of the likelihood that our operations would fail to achieve a level of productivity sufficient to permit our supplier to liquidate the advances.

a.	Use of estimates

The preparation of consolidated financial statements in conformity with accounting principal generally accepted in United States requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and the accompanying notes. Significant estimates include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

b.	Accounts receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. Per historical records, the Company had no uncollectible amount incurred. Therefore, the Company had not recorded the allowance for doubtful accounts as of June 30, 2010 and 2009.

c.	Inventories, Net

Inventories are stated at the lower of cost or market. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. The Company estimates an inventory allowance for excessive, slow moving, obsolete inventory and changes in price level as well as inventory whose carrying value is excess of net realized value. Inventory amounts are reported net of such allowances.

d.	Bad Debt Allowance

In order to acquire significant amounts of commercial hogs, the Company advanced additional money to Wang Da. Since the advances to Wang Da were a significant part of total assets, the Company’s subsidiary, Heilongjiang Sen Yu, adopts a bad debt allowance at 0.5% of the amount of money advanced to Wang Da. Commencing April 2009, the allowance rate of Heilongjiang Sen Yu was increased to 5% from 0.5%.

e.	Advances to suppliers, net

Advanced to suppliers are recognized and carried at the original amount advanced to suppliers less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all advances to suppliers. The estimated losses are based on a review of the current status of the existing advance amount. The accumulated allowances for doubtful accounts were $1,622,302 and $1,086,681 as of June 30, 2010 and 2009, respectively.

f.	Cost of Sales

Cost of sales consists primarily of the purchase cost of fodder, direct labor, depreciation and manufacturing overheads, which are directly attributable to the production of processed breeding hogs.

g.	Selling, General and administrative Costs

Selling costs consist primarily of salaries, freight costs and advertising fees, which are incurred in the course of the sale of goods. General and administrative costs consist of salaries, entertainment expenses, consulting fees, professional expenses and other expenses, which result from organization and management of the operating activities.

h.	Property, plant, equipment and breeding stock

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

i.	Impairment of long-term assets

  The Company evaluates the recoverability of its long-lived assets, if circumstances indicate impairment may have occurred pursuant to ASC 360-10-5, “Impairment or Disposal of Long-Lived Assets”. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operation.

j.	Convertible Debt

The Company applies ASC Topic 470 issued authoritative guidance to determine the classification of its convertible debt. In accordance with the guidance, when convertible debt is issued and conversion features that are not beneficial at the commitment but that become beneficial upon the occurrence of a future event, no value is apportioned to the conversion feature. Therefore, convertible debt is entirely recorded in liabilities.

k.	Revenue recognition

Revenues from product sales are recorded when both title to the goods and risk of ownership had transferred to the customer upon shipment, provided that no significant obligations remain. Net sales reflect units shipped at selling prices reduced by certain sales allowance.

l.	Shipping costs

The shipping and handling costs for purchased goods are allocated to cost of sales in the accompanying statement of operations for all periods presented. Shipping costs were zero for the fiscal years ended June 30, 2010 and 2009.

m.	Advertising costs

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $0 and $3,063 for the fiscal years ended June 30, 2010 and 2009, respectively.

n.	Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

o.	Fair value of financial instruments

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

Other than the derivative liabilities, including warrants carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the balance sheet as of June 30, 2010. See more information in Note 12 (c) for warrants treatment.

p.	Employee welfare benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Commencing in January, 2008, per China Regulation, the Company should recognize the welfare expenses when incurred instead of accrued. The total expense for the above plan amounted to $5,479 and $13,023 for the fiscal years ended June 30, 2010 and 2009, respectively.

q.	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The Company’s functional currency is the Renminbi (“RMB”). The consolidated financial statements are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, average rates of exchange for the period for revenues, costs, and expenses, and historical capital contribution rate of exchange for capital contribution. Net gains and losses resulting from foreign exchange transactions are included in the statements of operations. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income (loss).

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these consolidated financial statements for the fiscal years ended June 30, 2010 and 2009.

		For the Fiscal Years Ended June 30,
		2010	2009
Assets and liabilities	the fiscal year ended rate of US	$0.14746	$ 0.14640	/RMB

Revenue and expenses	average rate of US	$0.14647	$ 0.14629	/RMB

r.      Income taxes

Sen Yu International is subject to U.S. federal income taxes and State of Delaware annual franchise taxes, and its U.S. subsidiary, Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Its PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. In particular, under current Chinese law, Heilongjiang Sen Yu and Sino-Canadian Sen Yu are exempt from corporate income tax in China for as long as they operate as hog farming enterprises. However, the exemption is only for a three year period and the renewal is subject to review by the Jiamushi City State Tax Bureau. The tax exempt status of both Heilongjiang Sen Yu and Sino-Canadian Sen Yu expires on May 31, 2012. In addition, the Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by the Company and its U.S. subsidiary, Advanced Swine, during the fiscal years ended June 30, 2010 and 2009. Therefore, for the fiscal years ended June 30, 2010 and 2009, the Company was not subject to any income taxes in PRC and U.S.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or shareholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At June 30, 2010 and 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

s.	Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

New accounting pronouncements

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal years beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, FASB amended ASC 820, “Disclosures about Fair Value Measurements.” The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this disclosure does not have a material impact on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sen Yu International Holdings, Inc. (f/k/a/ China Swine Genetics, Inc.)

We have audited the accompanying consolidated balance sheets of Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc.) and subsidiaries as of the years ended June 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 2010.  The management of Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc.) and subsidiaries is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sen Yu International Holdings, Inc. (f/k/a/ China Swine Genetics, Inc.) and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC

MS Group CPA LLC
Edison, New Jersey
September 20, 2010

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2010	2009
Assets
Current Assets:
Cash and equivalents	$5,825,842	$82,854
Accounts receivable	-	634,550
Inventories, net	943,642	998,600
Advances to suppliers, net	30,830,691	20,654,804
Prepayments and other current assets	176,777	146,789
Total Current Assets	37,776,952	22,517,597

Property, Plant, Equipment and Breeding Stock, net	1,983,760	2,486,610
Construction in Progress	14,801	-
Total Long-Term Assets	1,998,561	2,486,610

Total Assets	39,775,513	25,004,207

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	390,644	447,565
Customer deposits	-	4,270
Loans payable, net	1,066,924	1,068,909
Convertible note, net	2,165,000	-
Loans from shareholders/officers, net	5,460	11,024,211
Deferred interest income	39,036	29,077
Other current liabilities	1,721	64,593
Derivative liabilities-warrants	4,154,400	-
Total Current Liabilities	7,823,185	12,638,625
Total Liabilities	7,823,185	12,638,625

Shareholders' Equity:
Series A Convertible Preferred Stock ,$0.001 par value, 4,800 shares authorized, zero and 4,646.05933 shares issued and outstanding, respectively *	-	5
Series B Convertible Preferred Stock ,$0.001 par value, 10,000,000 shares authorized, 1,152,380 and zero shares issued and outstanding, respectively	1,152	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 20,892,982 and 41,423 issued and outstanding, respectively *	20,893	41
Additional paid-in capital *	18,361,344	4,043,208
Reserve funds	3,570,029	1,874,970
Retained earnings	9,862,751	5,295,496
Accumulated other comprehensive income	967,009	720,415
Unearned compensation	(1,116,667)	-
Total Sen Yu International Holdings, Inc. Shareholders' Equity	31,666,511	11,934,135
Noncontrolling Interest	285,817	431,447
Total Equity	31,952,328	12,365,582
Total Liabilities and Equity	$39,775,513	$25,004,207

*: As restated to show recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended June 30,
	2010	2009

Revenues	$70,351,959	$50,392,533
Cost of Goods Sold	56,061,558	41,611,814
Gross Profit	14,290,401	8,780,719

Operating Expenses
Selling expenses	2,264,653	1,700,553
General and administrative expenses	4,952,867	619,490
Bad debt for advances to suppliers	524,179	1,003,691
Total Operating Expenses	7,741,699	3,323,734

Income From Operations	6,548,702	5,456,985

Other Income (Expense)
Interest expense, net	(70,953)	(25,128)
Other (expense) income, net	(6,453)	19,893
Losses on disposal of fixed assets	(109,098)	(606,179)
Losses on disposal of inventories	(245,514)	(762,185)
Total Other Expense	(432,018)	(1,373,599)

Income from Continuing Operations Before Income Taxes	6,116,684	4,083,386
Income Tax Provision	-	-

Net Income Before Noncontrolling Interest	6,116,684	4,083,386

Less: Net loss attributable to the noncontrolling interest	(145,630)	(430,400)

Net Income Attributable to Sen Yu International Holdings, Inc.	$6,262,314	$4,513,786

Earnings Per Share:
- Basic	$0.48	$108.97
- Diluted	$0.46	$0.23

Weighted Common Shares Outstanding *
- Basic	12,976,230	41,423
- Diluted	13,702,539	19,400,004

*: As restated to show recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Fiscal Years Ended June 30,
	2010	2009

Net Income Before Noncontrolling Interest	$6,116,684	$4,083,386
Other Comprehensive Income:
Foreign Currency Translation Income	246,594	190,596
Comprehensive Income	$6,363,278	$4,273,982

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009

	Sen Yu International Holdings, Inc. Shareholders' Equity

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid-in	Reserve	Retained Earning / (Accumulated	Accumulated Other Comprehensive	Unearned	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Fund	Deficits)	Income	Compensation	Interest	Total

Balance as of July 1, 2008	4,646	$5	-	$-	41,423	$41	$4,037,244	$1,073,349	$1,583,331	$529,819	$-	$862,174	$8,085,963

Net Income	-	-	-	-	-	-	-	-	4,513,786	-	-	(430,727)	4,083,059

Compensation with Stock	-	-	-	-	-	-	5,964	-	-	-	-	-	5,964

Appropriation of Reserve Funds	-	-	-	-	-	-	-	801,621	(801,621)	-	-	-	-

Foreign Currency Translation Gain	-	-	-	-	-	-	-	-	-	190,596	-	-	190,596

Balance as of June 30, 2009	4,646	$5	-	$-	41,423	$41	$4,043,208	$1,874,970	$5,295,496	$720,415	$-	$431,447	$12,365,582

Majority Shareholder Waive His Right to Collect the Company's Debt to Him	-	-	-	-	-	-	11,169,236	-	-	-	-	-	11,169,236

Series A Convertible Preferred Stocks were Converted into Common Stocks	(4,646)	(5)	-	-	20,044,689	20,045	(20,040)	-	-	-	-	-	-

Unearned Compensation	-	-	-	-	-	-	-	-	-	-	(1,116,667)	-	(1,116,667)

Issued new common stocks in February, may, and June 2010 for service received	-	-	-	-	806,870	807	5,134,348	-	-	-	-	-	5,135,155

Issuance of preferred stock for financing on June 10, 2010	-	-	1,152,380	1,152	-	-	(1,965,408)	-	-	-	-	-	(1,964,256)

Net Income	-	-	-	-	-	-	-	-	6,262,314	-	-	(145,630)	6,116,684

Appropriation of Reserve Funds	-	-	-	-	-	-	-	1,695,059	(1,695,059)	-	-	-	-

Foreign Currency Translation Gain	-	-	-	-	-	-	-	-	-	246,594	-	-	246,594

Balance as of June 30, 2010	-	$(0)	1,152,380	$1,152	20,892,982	$20,893	$18,361,344	$3,570,029	$9,862,751	$967,009	$(1,116,667)	$285,817	$31,952,328

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/ACHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net Income	$6,262,314	$4,513,786
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	501,628	869,651
Bad debt adjustment	524,179	1,003,691
Welfare fee adjustment	-	10,131
Noncontrolling Interest	(145,630)	(430,400)
Compensation with stock	-	5,964
Consulting fees adjusted from deferred	106,333	-
Issue common stock to pay consulting fee	3,912,155	-
Amortization of financing costs	80,500	-
Loss on disposal of fixed assets	109,098	606,179
Loss on disposal of inventories	245,514	762,185
Provision for losses on inventories	1,236	-
Changes in operating assets and liabilities:
Accounts receivable	634,550	(631,587)
Inventories	(255,393)	(718,236)
Advances to suppliers	(10,477,518)	(5,274,540)
Prepayments and other current assets	(109,214)	14,656
Accounts payable and accrued expenses	(59,738)	280,929
Customer deposit	4,270	4,270
Deferred interest income	48,005	(24,042)
Other current liabilities	(62,884)	(28,306)
Net Cash Provided by Operating Activities	1,319,405	964,331

Cash Flows From Investing Activities:
Payment for purchase of equipment	(51,538)	(5,706)
Payment for construction in progress	(14,801)	(12,333)
Proceeds from sale of property and equipment	27,802	72,739
Net Cash (Used in) Provided by Investing Activities	(38,537)	54,700

Cash Flows From Financing Activities:
Proceeds from loans payable	-	495,118
Repayment of loans payable	-	(1,501,803)
Proceeds from Convertible Notes	2,165,000	-
Proceeds from discount on loans payable	(48,005)	-
Proceeds from issuance of stock, net	2,190,145	-
Payments for loans to shareholders/officers	(8,961)	(174,748)
Proceeds the repayment of loans by shareholders/officers	152,230	95,452
Net Cash Provided by (Used in) Financing Activities	4,450,409	(1,085,981)

Net Increase (Decrease) in Cash and Equivalents	5,731,277	(66,950)
Effect of Exchange Rate Changes on Cash	11,711	9,534
Cash and Equivalents at Beginning of Period	82,854	140,270
Cash and Equivalents at End of Period	$5,825,842	$82,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$32,817
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$70,405	$12,411
Construction in progress transferred out to be fixed assets	$-	$128,642
Majority shareholder waive his right to the Company's debt	$11,169,236	$-
Issued shares for consulting service	$5,135,155	$-
Derivative liabilities-warrants from issuance of stock	$4,154,400	$-

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Sen Yu International Holdings Inc (f/k/a China Swine Genetics Inc) (“Sen Yu International” or the “Company”) was founded as a Colorado corporation on June 29, 1983 and was reinstated in Colorado on March 15, 2007. The Company’s Board of Directors and shareholders approved a change of domicile from Colorado to Delaware on December 6, 2007. In connection with the Company’s change of domicile from Colorado to Delaware, the Company’s authorized capital was increased to 310,000,000 of which 300,000,000 are classified as Common Stock, par value $0.001 per share, and 10,000,000 are classified as Preferred Stock, par value $0.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. For at least ten years prior to August 13, 2009, the Company had not engaged in any business operations.

On August 13, 2009, Sen Yu International acquired all of the outstanding capital stock of Advanced Swine Genetics, Inc., a Nevada corporation (“Advanced Swine”). In exchange for the outstanding shares of Advanced Swine, Sen Yu International issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine (the “Share Exchange”).  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of Common Stock.  In November 2009 the Series A shares were converted into 20,044,689 (with additional fractional shares issued in or after November 2009) shares of Sen Yu International’s Common Stock, representing approximately 99% of the issued and outstanding shares.

Effective on September 30, 2009, the Company filed an amendment to its certificate of incorporation changing the name of the Company from Apogee Robotics, Inc. to “China Swine Genetics, Inc.” and implementing a 1-for-24 reverse split of the common stock.  On June 28, 2010, the Company changed its name to “Sen Yu International Holdings, Inc. The change of name is intended to more accurately reflect the Company’s business operations.

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It is an intermediate holding company without its own operations. On February 28, 2008, Advanced Swine acquired 100% of the equity interests of Heilongjiang Sen Yu Animal Husbandry Co., Ltd. (“Heilongjiang Sen Yu”). Heilongjiang Sen Yu was incorporated on September 3, 2004, under the law of the People’s Republic of China (“PRC”). On December 20, 2007, Advanced Swine entered into the stock transfer agreement with Heilongjiang Sen Yu through which Advance Swine acquired all the equity interests of Heilongjiang Sen Yu. The share transfer was approved on February 4, 2008 by the Heilongjiang Provincial Government, and the updated business license of Heilongjiang Sen Yu with the new shareholder’s name was issued on February 28, 2008 by Jiamusi Administration for Industry and Commerce. As a result, Heilongjiang Sen Yu became a foreign wholly owned enterprise on February 28, 2008.

Heilongjiang Sen Yu was originally founded with a registered capital of RMB10 million (equivalent to approximately $1,208,211) on September 3, 2004 and increased its registered capital to RMB50 million (equivalent to approximately $6,165,762) and RMB80 million (equivalent to approximately $9,933,896) on January 18 and August 29, 2006, respectively.

Heilongjiang Sen Yu was in the development stage and incurred minor selling expenses and significant general and administrative expenses prior to September, 2005. In September 2005, Heilongjiang Sen Yu accepted its first sales order of merchandise hogs and genetic boars, and started its business as a farmer enterprise for breeding, feeding and marketing the grandparent and parent generation boars, and merchandise hogs.

In March 2006, Heilongjiang Sen Yu entered into a joint venture agreement with Polar Genetics, Inc., a Canadian corporation (the “Polar Genetics”). The registered capital of Sino-Canadian Sen Yu Polar Swine Genetics Company Limited (“Sino-Canadian Sen Yu”) is RMB16.7 million (equivalent to approximately $2,068,368 as of March 2006). According to the joint venture agreement, Heilongjiang Sen Yu and Polar Genetics are required to contribute RMB10 million (equivalent to approximately $1,238,543 as of March 2006) and 600 primary genetic boars worth RMB6.7 million (equivalent to approximately $829,825 as of March 2006) respectively, in order to own 60% and 40% of the joint venture, respectively. This joint venture was approved by Jiamusi Administration for Industry and Commerce on March 30, 2006, and the actual capital of RMB10 million ($1,246,028) was contributed by Heilongjiang Sen Yu on May 22, 2006. Polar Genetics contributed 600 primary genetic boars worth RMB6.7 million ($892,263) on October 12, 2007. Since China custom officers did not complete the full inspection, and release the primary genetic boars to Sino-Canadian Sen Yu until November 27, 2007, this joint venture was considered to be in development stage and did not commence principal operations until November, 27, 2007.

Sen Yu International, Advanced Swine, Heilongjiang Sen Yu, and Sino-Canadian Sen Yu, Heilongjiang Sen Yu’s 60% owned joint venture will be called, collectively, “the Company” in the accompanying consolidated financial statements.

2.	BASIS OF PRESENTATION

a. Fiscal year

The Company’s fiscal year ends on June 30. The accompanying consolidated financial statements of operations, changes in shareholders’ equity, comprehensive income, and cash flows include activities for the fiscal years ended June 30, 2010 and 2009.

b. Principle of consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. These consolidated financial statements include the financial statements of Sen Yu International Holdings, Inc. and its subsidiaries, namely, Advanced Swine, Heilongjiang Sen Yu, and Sino-Canadian Sen Yu.  All significant intercompany transactions and balances are eliminated in consolidation.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and the accompanying notes. Significant estimates include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

b.	Cash and equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates market value.

c.	Accounts receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. Per historical records, the Company had no uncollectible amount incurred. Therefore, the Company had not recorded any allowance for doubtful accounts as of June 30, 2010 and 2009.

d.	Inventories, Net

Inventories are stated at the lower of cost or market. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. The Company estimates an inventory allowance for excessive, slow moving, obsolete inventory and changes in price level as well as inventory whose carrying value is excess of net realized value. Inventory amounts are reported net of such allowances.

e.	Bad Debt Allowance

In order to acquire significant amounts of commercial hogs, the Company advanced additional money to Heilongjiang Wang Da Feedstuff Co., Ltd. (“Wang Da”). Since the advances to Wang Da were a significant part of total assets, the Company’s subsidiary, Heilongjiang Sen Yu, adopts a bad debt allowance at 0.5% of the amount of money advanced to Wang Da. Commencing April 2009, the allowance rate of Heilongjiang Sen Yu was increased to 5% from 0.5%.

f.	Advances to suppliers, net

Advanced to suppliers are recognized and carried at the original amount advanced to suppliers less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all advances to suppliers. The estimated losses are based on a review of the current status of the existing advance amount. The accumulated allowances for doubtful accounts were $1,622,302 and $1,086,681 as of June 30, 2010 and 2009, respectively.

g.      Cost of Sales

Cost of sales consists primarily of the purchase cost of fodder, direct labor, depreciation and manufacturing overheads, which are directly attributable to the production of processed breeding hogs.

h.	Selling, General and administrative Costs

Selling costs consist primarily of salaries, freight costs and advertising fees, which are incurred in the course of the sale of goods. General and administrative costs consist of salaries, entertainment expenses, consulting fees, professional expenses and other expenses, which result from organization and management of the operating activities.

i.	Property, plant, equipment and breeding stock

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

j.	Impairment of long-term assets

The Company evaluates the recoverability of its long-lived assets, if circumstances indicate impairment may have occurred pursuant to ASC 360-10-5, “Impairment or Disposal of Long-Lived Assets”. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operation.

k.	Convertible Debt

The Company applies ASC Topic 470 issued authoritative guidance to determine the classification of its convertible debt. In accordance with the guidance, when convertible debt is issued and conversion features that are not beneficial at the commitment but that become beneficial upon the occurrence of a future event, no value is apportioned to the conversion feature. Therefore, convertible debt is entirely recorded in liabilities.

l.   Revenue recognition

Revenues from product sales are recorded when both title to the goods and risk of ownership had transferred to the customer upon shipment, provided that no significant obligations remain. Net sales reflect units shipped at selling prices reduced by certain sales allowance.

m.	Shipping costs

The shipping and handling costs for purchased goods are allocated to cost of sales in the accompanying statement of operations for all periods presented. Shipping costs were zero for the fiscal years ended June 30, 2010 and 2009.

n.	Advertising costs

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $0 and $3,063 for the fiscal years ended June 30, 2010 and 2009, respectively.

o.	Research, development, and engineering costs

Research, development, and engineering costs are expensed as incurred in accordance with ASC 730 “Accounting for Research and Development Costs”. Research, development, and engineering expenses primarily include payroll, contractor fees, and administrative expenses directly related to research and development support.

p.	Contribution to retirement

Contributions to retirement plans, which are defined contribution plans, are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

q.	Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

r.	Fair value of financial instruments

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

Other than the derivative liabilities, including warrants carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the balance sheet as of June 30, 2010. See more information in Note 12 (c) for warrants treatment.

s.	Employee welfare benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Commencing in January, 2008, per China Regulation, the Company should recognize the welfare expenses when incurred instead of accrued. The total expense for the above plan amounted to $5,479 and $13,023 for the fiscal years ended June 30, 2010 and 2009, respectively.

t. Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The Company’s functional currency is the Renminbi (“RMB”). The consolidated financial statements are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, average rates of exchange for the period for revenues, costs, and expenses, and historical capital contribution rate of exchange for capital contribution. Net gains and losses resulting from foreign exchange transactions are included in the statements of operations. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income (loss).

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these consolidated financial statements for the fiscal years ended June 30, 2010 and 2009.

		For the Fiscal Years Ended June 30,
		2010	2009
Assets and liabilities	the fiscal year ended rate of US	$0.14746	$ 0.14640	/RMB

Revenue and expenses	average rate of US	$0.14647	$ 0.14629	/RMB

u.  Income taxes

SenYu International is subject to U.S. federal income taxes and State of Delaware annual franchise taxes, and its U.S. subsidiary, Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Its PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. In particular, under current Chinese law, Heilongjiang Sen Yu and Sino-Canadian Sen Yu are exempt from corporate income tax in China for as long as they operate as hog farming enterprises. However, the exemption is only for a three year period and the renewal is subject to review by the Jiamushi City State Tax Bureau. The tax exempt status of both Heilongjiang Sen Yu and Sino-Canadian Sen Yu expires on May 31, 2012. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by the Company and its U.S. subsidiary, Advanced Swine, during the fiscal years ended June 30, 2010 and 2009. Therefore, for the fiscal years ended June 30, 2010 and 2009, the Company’s income taxes were zero and zero in PRC and U.S.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or shareholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At June 30, 2010 and 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

v.	Comprehensive income

ASC 220, “Reporting Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

w.	Basic and diluted net income per share

The Company accounts for net income per common share in accordance with ASC 260, “Earnings per Share” (“EPS”). ASC 260 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income per share is determined based on the weighted average number of common shares outstanding for the period.  Diluted net income per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised into common stock.

x.	Segment Reporting

ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, requires disclosure of reportable segments used by management for making operating decisions and assessing performance.  Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  ASC 280 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment, which is farmer enterprise breeding, feeding, and marketing genetic boars and commercial hogs.

y.	Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

z.	New accounting pronouncements

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal years beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, FASB amended ASC 820, “Disclosures about Fair Value Measurements.” The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this disclosure does not have a material impact on its financial statements.

4.	INVENTORIES

Inventories on June 30, 2010 and 2009 consisted of the following:

	As of June 30,
	2010	2009
Raw materials	$46,518	$57,106
Work in progress	739,597	615,487
Finished goods	158,772	326,007
Less: Inventory provision	(1,245)	-
Total	$943,642	$998,600

Inventory turnover for the fiscal years ended June 30, 2010 and 2009 consisted of the following:

	For the Year Ended June 30,
	2010	2009
Inventory turnover	57.76	40.61

Since there was significant increase in cost of goods sold resulting from the Company’s increased sales of merchandise hogs for the year ended June 30, 2010 as compared to the same period in 2009, whereas, average inventories decreased in the fiscal year ended June 30, 2010 as compared to the same period in 2009. As a result, the inventory turnover figure for the year ended June 30, 2010 was more than the amount in the same period in 2009.

5.	ADVANCES TO SUPPLIERS, NET

Heilongjiang Sen Yu has a cooperation agreement with Wang Da, a professional feeding materials provider and a collector for good quality commercial hogs, on October 11, 2007. Pursuant to the terms of the agreement, Heilongjiang Sen Yu agreed to loan money to Wang Da to support Wang Da’s farmers’ use of good quality feedstuffs to raise their commercial hogs, and then sell those hogs to Heilongjiang Sen Yu once they mature. Wang Da can offset the loan amount from Heilongjiang Sen Yu once it delivers the farmers’ commercial hogs to Heilongjiang Sen Yu. In order to extend the Company’s farmer-based production model and acquire significant amounts of hogs in the near future from Wang Da, Heilongjiang Sen Yu loaned an aggregate amount of RMB 220,030,935 (equivalent to$32,446,049) to Wang Da as of June 30, 2010. Heilongjiang Sen Yu adopted a bad debt allowance at 5% of the principal amount advanced for the year ended June 30, 2010 and 2009. Accordingly, the bad debt allowances were RMB11,001,547 (equivalent to $1,622,302) and RMB7, 422,782 (equivalent to $1,086,681) as of June 30, 2010 and 2009, respectively. Including the amount of advances to suppliers by the joint venture, Sino-Canadian Sen Yu, the Company had a total net amount advances to suppliers as of June 30, 2010 and 2009 as follows:

	As of June 30,
	2010	2009
Advances to suppliers	$32,452,993	$21,741,485
Less: Accumulated bad debt allowance	1,622,302	1,086,681
Advances to suppliers, net	$30,830,691	$20,654,804

Heilongjiang Sen Yu entered into a supplementary agreement with Wang Da on December 12, 2008 to secure Heilongjiang Sen Yu’s loan to Wang Da. Pursuant to the supplementary agreement, once Wang Da has breached the terms of the cooperation agreement, Heilongjiang Sen Yu can exercise the following rights to secure its loans to Wang Da: (1) step into Wang Da’s shoes without any condition, and have all creditor’s rights of Wang Da with its contracted farmers, (2) if such rights still do not satisfy the loss of Heilongjiang Sen Yu, then Heilongjiang Sen Yu will have a secured interest in all of Wang Da’s assets, which include but are not limited to the building, equipment, and working capital of Wang Da.

Heilongjiang Sen Yu renewed the cooperation agreement with Wang Da effective January 1, 2009. Heilongjiang Sen Yu still finances Wang Da, with fixed profit margins set by Heilongjiang Sen Yu, and Wang Da in turn finances the farmers by providing fodder on credit at discount rates obtained through volume purchasing. Wang Da also guarantees the repurchase of mature hogs that meet Heilongjiang Sen Yu’s quality standards. In case Wang Da breaches the terms of the cooperation agreement, Heilongjiang Sen Yu can still exercise the above rights to secure its loans to Wang Da.

Advances to suppliers aging as of June 30, 2010 and June 30, 2009 consisted of the following:

	June 30, 2010	June 30, 2009
Less than 90 days	$9,082,676	$7,042
91days-180days	13,718,027	21,734,443
181days-365days	9,649,092	-
More than 365days	3,198	-
Total	$32,452,993	$21,741,485

The Company’s advances to suppliers with ages of less than 91 days represented approximately 27.99% and 0.03% of the total advanced to suppliers as of June 30, 2010 and June 30, 2009, respectively.

Advances to Wang Da’s turnover for the fiscal years ended June 30, 2010 and 2009 consisted of the following:

	For the Fiscal Year Ended June 30,
	2010	2009
Advances to Wang Da’s turnover	2.06	2.18

There was a significant increase in the purchase of commercial hogs from Wang Da resulting from the Company’s increase in sales of commercial hogs for the fiscal year ended June 30, 2010 as compared to the same period in 2009. In order to acquire large numbers of commercial hogs in the coming year, the amount of average advances to Wang Da increased for the fiscal year ended June 30, 2010 as compared to the same period in 2009. However, the increased amount of average advances was greater than the amount of increased purchases of commercial hogs during the current year. As a result, the turnover rate of advances to Wang Da for the fiscal year ended June 30, 2010 was less than the amount in the same period in 2009.

6.     PREPAYMENTS AND OTHER CURRENT ASSETS

As of June 30, 2010 and 2009, prepayments and other current assets consisted of the following:

	As of June 30,
	2010	2009
Prepaid rent	$15,751	$46,263
Advances to employees	3,401	39,313
Other receivable	157,625	61,213
Total	$176,777	$146,789

7.	PROPERTY, PLANT, EQUIPMENT, AND BREEDING STOCK

Property, Improvements, Equipment, and Breeding Stock, less accumulated depreciation, consisted of the following:

	As of June 30,
	2010	2009
Buildings and improvements	$1,775,956	$1,763,151
Land improvements	280,193	278,173
Leasehold improvements	116,446	65,533
Machinery and equipments	684,077	687,065
Breeding stock	556,320	866,821
Sub-Total	3,412,992	3,660,743
Less: Accumulated depreciation	1,429,232	1,174,133
Total	$1,983,760	$2,486,610

Depreciation expenses for the fiscal years ended June 30, 2010 and 2009 were $501,628 and $869,651 respectively. Loss on disposal of fixed assets for the fiscal years ended June 30, 2010 and 2008 were $109,098and $606,179 respectively.

8.     LOANS PAYABLE

Loans payable as of June 30, 2010 and, 2008 consisted of the following:

Loans payable, net, current maturities	As of June 30,
	2010	2009
On December 1 and 16, 2005, the Company obtained loans in amounts of  RMB2.8 million (equivalent to $412,891 and $409,915 as of June 30, 2010 and June 30, 2009, respectively) and RMB0.7 million (equivalent to $103,223 and $102,479 as of   June 30, 2010 and June 30, 2009, respectively) from Jiamusi Government Financial Bureau ("JGFB") by pledging certain buildings in Huanan, which have a carrying value of approximately RMB2.6 million (equivalent to $383,399 ). The term of the debt was originally from October 31, 2005 to 2007. Since the Company is an agricultural enterprise and its business is supported by the Chinese Government, these loans do not bear interest, and the original due date had been extended to December 31, 2008. Furthermore, before December 31, 2008, the due dates of these loans had been rescheduled to December 31, 2009. Whereas, on December 16, 2009, the due dates of these loans had been rescheduled to December 31, 2010
	$516,114	$512,394

On April 20 and September 25, 2007, the subsidiary of the Company, Sino-Canadian Sen Yu, obtained loans in amounts of RMB1.5 million (equivalent to $221,192 and $219,597 as of June 30, 2010 and June 30, 2009, respectively) and RMB0.5 million (equivalent to $73,731 and $73,199 as ofJune 30, 2010 and June 30, 2009, respectively) from TangYuan Government Financial Bureau ("TGFB") by pledging certain buildings in Heijinhe, which have a carrying value of approximately RMB5.1 million (equivalent to $752,053). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the Chinese government supports the Company's business, these loans do not bear interest and all of their due dates had been extended to December 31, 2009. Whereas, on December 16, 2009, the due dates of these loans had been rescheduled to December 31, 2010
	$294,923	292,796

On May 9, 2007, the Company obtained a loan in amount of RMB2 million (equivalent to $294,923 and $292,796)as of June 30, 2010 and June 30, 2009, respectively) from JGFB by pledging certain buildings in Huanan, which have a carrying value of approximately RMB1.5 million (equivalent to $221,192 ). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the government support the Company's business,  this loan does not bear interest and the due date had been extended to December 31, 2009 by JGFB on June 16, 2008.  Whereas, on December 16, 2009, the due dates of these loans had been rescheduled to December 31, 2010
	294,923	292,796

Total loans payable, current maturities	$1,105,960	$1,097,986
Less: discount on loans payable, current	39,036	29,077
Total loans payable, net, current maturities	$1,066,924	$1,068,909

9.	CONVERTIBLE NOTE, NET

On February 22, 2010 the Company consummated an offering of 10% Secured Convertible Notes (the “Notes”) in the principal amount of $2,165,000. The Notes were sold at par to twelve investors. The maturity date of the Notes is February 22, 2011. Interest on the Notes at 10% per annum is payable quarterly. Payment of interest and principal is secured by a pledge of the Company’s shares owned by Ligang Shang, the majority shareholder of the Company. In the event that the Company completes an equity financing of $5 million or more (a “Qualified Financing”), the Notes will automatically convert into securities of like kind to the securities sold in the Qualified Financing at a 50% discount to the purchase price of the securities in the Qualified Financing.  If the Company does not complete such a Qualified Financing prior to the maturity date of the Notes, the Note holders shall be repaid, in cash, the principle amount of the Notes plus interest, and the Company will be required to issue to the Note-holders warrants to purchase shares of the Common Stock at $1.50 per share, up to the principal amount of the Notes.

The Company applies ASC Topic 470 issued authoritative guidance to determine the classification of its convertible debt. In accordance with the guidance, when convertible debt is issued and conversion features that are not beneficial at the commitment but that become beneficial upon the occurrence of a future event, no value is apportioned to the conversion feature. Therefore, convertible debt is entirely recorded in liabilities. The total amount of convertible notes was $2,165,000 as of June 30, 2010.

10.	LOANS FROM SHAREHOLDERS/OFFICERS, NET

Loans from shareholders/officers are unsecured, non-interest bearing, and have not set repayment date. At the quarter ended September 30, 2009, in order to increase the working capital of the Company, the majority shareholder, Mr. Ligang Shang, waived his right to collect the Company’s debt to him in an aggregate amount of $11,169,236.  That sum was added to paid-in capital as of September 30, 2009. As a result, the total net amount of loans from the shareholders/officers was $5,460 as of the fiscal year ended June 30, 2010.

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

The Company leases several office spaces, employee living space, and certain pigsties under non-cancelable operating leases. The rental expenses under operating leases were $199,416 and $183,912 in the fiscal years ended June 30, 2010 and 2009, respectively. Future minimum rental commitments on June 30, 2010, are as follows:

For the Fiscal Year Ended June 30	Amount
2011	$217,063
2012	146,929
2013	147,477
2014	19,397
2015	1,465
Thereafter	28,073
Total minimum payments required	$560,404

12.   STOCKHOLDERS’ EQUITY

a.	Preferred Stock

The Board of Directors of the Company is authorized to designate the preferred stock in classes, and to determine the rights, privileges and limitations of the shares in each class. There were 9,995,200 share of Preferred Stock authorized, par value $0.001 per share, and zero shares of Preferred Stock outstanding and issued as of June 30, 2010 and 2009, respectively

b.	Series A Convertible Preferred Stock

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

There were 4,646.05933 outstanding shares of Series A Convertible Preferred Stock that were convertible into 20,044,689 (with additional fractional shares issued in or after November 2009)  shares of Common Stock following the effect of the reverse stock split for the six months ended December 31, 2009.  The Series A Preferred Shares have voting rights equal to the number of common shares into which they are convertible.

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

On May 5, 2010, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation by way of a Certificate of Elimination of the Company’s Series A Convertible Preferred Stock. The Certificate of Elimination has the effect of eliminating the previously designated 4,800 shares of Series A Convertible Preferred Stock, par value $.001 per share, of the Company. The preferred shared designated as Series A Preferred Stock resume the status of authorized and unissued shares of preferred stock, par value $.001 per share, of the Company, without designation as to series.

c.	Series B Convertible Preferred Stock

On June 11, 2010, the Company consummated a transaction with certain accredited investors, pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement. The Company raised gross proceeds of $2,420,000 and issued to the Investors an aggregate of (i) 1,152,380 shares of newly created Series B convertible preferred stock, par value $0.001 per share, with an initial one-to-one conversion ratio into shares of the Company’s common stock, par value $0.001 per share (“Preferred Stock”), (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of Common Stock (the “Series A Warrants”), and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of Common Stock (the “Series B Warrants”). Additionally, the Investors were granted an option to purchase up to $3,000,000 of additional Preferred Stock any time on or before December 11, 2010.  In connection with the 2010 June Private Placement, the Company also issued to Global Arena Capital Corp., the Company’s placement agent, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of Common Stock, exercisable at $2.10 per share for five years. From the proceeds of the offering, the Company paid a fee of $116,160 to the Placement Agent for the commission.  The Company also reimbursed the Placement Agent for its management and finance expenses totaling $53,240.  In addition, the Company incurred other direct costs in total amount of $60,455. As a result, the Company realized net proceeds of $2,190,145 from the offering.

Series A Warrants and Series B Warrants

The Series A Warrants and Series B Warrants are exercisable for $3.00 and $4.10 per share of Common Stock, respectively. Both series of  warrants will expire on June 10, 2013. As long as any Preferred Stock, Series A Warrant or Series B Warrant is held by an Investor, the Company is prohibited from entering into any subsequent financing involving issuances of securities of the Company (the “Subsequent Financing” ), if (i) the securities issued therein are convertible into Common Stock at variable conversion rates, or (ii) an investor in the Subsequent Financing is granted the right to receive additional shares based on future transactions of the Company on more favorable terms than those granted to those Investors. The Securities Purchase Agreement also contains certain transfer restrictions and anti-dilution provisions.

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into Common Stock issued by the Company.

Series C Warrants to Series E Warrants

In connection with the 2010 June Private Placement, the Company also issued to Global Arena Capital Corp., the Company’s placement agent, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of Common Stock, exercisable at $2.10 per share for five years.

Following is a summary of the status of warrants activities as of June 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, July 1, 2009	-	$-	-	$-
Granted	2,237,834	3.50	4.38	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2010	2,237,834	$3.50	4.38	$-

 FASB accounting standard regarding derivatives and hedging specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  This FASB accounting standard also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the exception.

As a result of adopting this ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard, warrants issued in the June 2010 offering are treated as derivative liabilities-warrants because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

For the June 2010 offering, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model. The fair value of those warrants at the grant date was calculated at $4,154,400 as derivative liabilities-warrants as of June 30, 2010.

d.	Common Stock

After the change of domicile from Colorado to Delaware on December 6, 2007, the Company had 300,000,000 authorized shares Common Stock, par value $0.001 per share. After recapitalization, the Company had 41,423 shares of Common Stock outstanding and issued as of June 30, 2009. In November 2009, 4,646.05933 outstanding shares of Series A Convertible Preferred Stock were converted into 20,044,689 shares of Common Stock. On January 29, 2010, the board of directors of the Company authorized, and on February 2, 2010, the Company issued, 5,000 shares of Common Stock to its consultant for services rendered for the term from January 29, 2010 to June 30, 2010.  Moreover on May 3, 2010, the board of directors of the Company authorized, and the Company issued 200,000 shares of Common Stock to Mr. Cong and Mr. Hau for services rendered for the period from April 16, 2010 to April 15, 2013. In addition, the Company issued to Primary Capital LLC and one individual, Mr. Ming Liu, 361,870 and 240,000 shares of restricted common stock of the Company on June 9, 2010, respectively. As a result, the Company had 20,892,982 and 41,423 shares of Common Stock outstanding and issued as of June 30, 2010 and 2009, respectively.

Holders of the Common Stock are entitled to one vote for each share held on all matters to be voted on by the stockholders.  There is no cumulative voting in the election of directors.  Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of the Company, to share proportionally in all assets remaining after payment of liabilities.  The holders of Common Stock have no pre-emptive or conversion rights and the Common Stock is not subject to further calls or assessments.  There are no redemption or sinking fund provisions applicable to the Common Stock.

c.	Reverse Stock Split

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

d.	Additional Paid-In Capitals

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $18,361,344 and $4,043,208 recorded as additional paid-in capital as of the fiscal year ended June 30, 2010 and 2009, respectively.

e.	Shares Base Compensation and Unearned Compensation

On January 29, 2010, the board of directors of the Company authorized, and on February 2, 2010 the Company issued, 5,000 shares of Common Stock to its consultant for services rendered for the term from January 29, 2010 to June 30, 2010. Moreover, on May 3, 2010, the board of directors of the Company authorized, the Company issued 100,000 shares of Common Stock to Mr. Cong and Mr. Hau for services rendered for the term from April 16, 2010 to April 15, 2013, respectively. The Company debited unearned compensation on the grant dates, January 29, 2010 and April 16, 2010, and will recognize total compensation expenses over the period ended June 30, 2010. Unearned compensation represents the cost of services yet to be performed, and the Company reports unearned compensation in shareholders’ equity in the balance sheets, as a contra-equity account.

13.	Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For the Fiscal Year Ended June 30,
	2010	2009
Basic:
Numerator:
Net income for basic calculation	$6,262,314	$4,513,786
Denominator:
Weighted average common shares	12,976,230	41,423
Net income per share — basic	$0.48	$108.97
Diluted:
Numerator:
Net income for basic calculation	$6,262,314	$4,513,786
Effect of dilutive securities issued	76,516	-
Net income for diluted calculation	$6,338,831	$4,513,786
Denominator:
Denominator for basic calculation	12,976,230	41,423
Weighted average effect of dilutive securities;
Series B and A Convertible Preferred Stock	726,309	19,358,581
Denominator for diluted calculation	13,702,539	19,400,004
Net income per share — diluted	$0.46	$0.23

14.	CONCENTRATION OF BUSINESS

a.           Financial Risks

The Company provides credit in the ordinary course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. The Company advances significant funds to its major supplier, Wang Da. The Company also performs ongoing credit evaluations of its advances and maintains allowances for doubtful amounts based on factors surrounding the credit risk of its suppliers.

b.           Major Customers

The following summarizes sales to major customers (each represented 10% or more of the Company’s total sales revenues):

For the Fiscal Years Ended June 30,	Sales to Major Customers	Number of Customers	Percentage of Total Sales Revenue
2010	$68,329,331	2	97.12%
2009	$47,506,604	2	94.27%

c.           Major Suppliers

The following summarizes purchased from major suppliers (each represented 10% or more of purchased):

For the Fiscal Years Ended June 30,	Purchase from Major Suppliers	Number of Suppliers	Percentage of Total Purchases
2010	$55,467,067	1	99.87%
2009	$40,933,450	1	99.64%

15.	GEOGRAPHICAL RISKS

Since the Company’s operations and assets are located in the PRC, it is subject to considerations and risks atypical to those in the United States, including changes in the political, economic, social, legal, and tax environments in PRC, as well as changes inflation and interest rates. Changes in laws and regulations concerning PRC’s purchases and sales of genetic boars and merchandise hogs could significantly affect the Company’s future operating results and financial position.

16.	SUBSEQUENT EVENTS

On August 12, 2010, a complaint was filed in the Supreme Court of New York County (the “Complaint”) against the Company. The lawsuit was brought by the Company and individuals (the “Plaintiffs”) who hold $715,000 out of the $2,156,000 10% Secured Convertible Notes issued by the Company on February 22, 2010 (the “Notes”), and alleges breach of the Notes by the Company due to the alleged late payment of the interest on the Notes. In the Complaint, the Plaintiffs request that the court, among other things: 1) award damages against the Company in an amount to be proven at trial which the Plaintiffs believe to be in excess of $1,100,000; 2) order specific performance of the Company to issue warrants for the purchase of approximately 476,666 shares of the Company’s common stock at an exercise price of $1.50; 3) order specific performance of the Company to accept Plaintiffs’ appointments of officers and directors of the Company and its subsidiary; and 4) award Plaintiffs costs, disbursements and attorneys’ fees in connection with the action. In connection with this lawsuit, the potential loss and defense attorney fees had not been determined by the Company as of August 30, 2010.

On August 31, 2010, Sen Yu International leased an office in New York which is located at 19 West 44th Street, New York, New York. The lease has a term of three years, with a two-year renewal option. The rent and maintenance fees on this space for the first year, which ends August 31, 2011, is approximately $78,850 and the rent increases by two (2%) percent every year. The Company has included these rental expenses and maintenance fees in the future minimum payments required of rental commitments listed in Note 11.

In order to establish its Beijing branch, on August 6, 2010, Heilongjiang Sen Yu leased an office located at #16 Guang Shun North Street, Building No. 2, 8th Floor, Chao Yang district of Beijing City. The lease agreement has a term of three years from August 9, 2010 to August 8, 2013. The total rental expense is approximately RMB 662,748 (equivalent to $97,078) and the total maintenance fee is approximately RMB164,982 (equivalent to $24,165). The Company has included these rent expenses and maintenance fees in the future minimum payments required of rental commitments listed in Note 11.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). As of June 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were effective

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR) as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Management has evaluated the effectiveness of our internal control over financial reporting as of  June 30, 2010 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following sets forth certain biographical information concerning our directors and executive officers as of June 30, 2010:

	Position/Title	Age	Director/Officer Since
Zhenyu Shang	Chairman and Chief Executive Officer	38	August 2009
Tongyu Zhang	Director and Chief Financial Officer	37	August 2009*
Ligang Shang	Director, Chief Operations Officer and Secretary	51	April 2008
Paul Li	Chief Financial Officer	59	September 2010*

* On September 13, 2010, we appointed Mr. Paul Yu Chin Li, as our Chief Financial Officer effective as of the date immediately following the date this Annual Report is filed with the SEC. Ms. Tongyu Zhang, the current Chief Financial Officer, will resign upon the filing of this Annual Report.

Zhenyu Shang.  Mr. Shang is the founder and chief executive officer of Heilongjiang Sen Yu and chairman of Sino-Canadian Sen Yu.   Prior to founding Heilongjiang Sen Yu in 2004, Mr. Shang served as chairman of Heilongjiang Sen Yu Real Estate Co., Ltd., a company he founded in 2000.  Mr. Shang received his bachelor’s degree from the Heilongjiang Administrative Institute of Politics and Law.

Tongyu Zhang.  Ms. Zhang has been employed by Heilongjiang Sen Yu as an accountant since 2004.   Prior to joining Heilongjiang Sen Yu, Ms. Zhang was employed as an accountant in a number of positions:  as accountant in charge in the Seeds Company of the Rice Research Institute (2000 - 2004); as accountant in charge in the Agricultural Reclamation Freight Port (1997 - 2000); and as accountant in the Sales Department of Agricultural Reclamation Materials (1995 - 1997).  Ms. Zhang received her bachelor’s degree with a concentration in accounting from the Heilongjiang College of Education.

Ligang Shang.  Mr. Shang has been employed since 2007 as President of Advanced Swine.  From 2001 to 2006 Mr. Shang was employed as Managing Director of East West Global Tours, a company engaged in the travel and tour business.  From 1998 to 2000, Mr. Shang was employed as Vice President of G&C Development, Inc., a company engaged in providing agricultural training.  In 1982 Ligang Shang received his bachelor degree with a concentration in Information Science from Harbin Shipbuilding Engineering University in Harbin, China.  Mr. Shang is the uncle of Zhenyu Shang, our Chairman and Chief Executive Officer.

Paul Li. Mr. Li has 34 years of financial management experience. He has been an independent director of China Energy Corporation (OTCBB: CHGY) since June 2010. Prior to joining the Company in September 2010, Mr. Li served as a partner of Xinglongjie Investment Consulting (Beijing) Co., a financial advisory firm providing financial services to publicly listed and private companies in China until July, 2010.  Mr. Li was a manager with Kelmar Associates LLC, a corporate regulatory compliance consulting firm providing auditing services to the US government from April 2007 to January 2010. From October 2004 to March 2007, Mr. Li was an internal audit and compliance officer with the Countrywide Financial Corporation/Bank of America, a mortgage lender. Mr. Li received his MBA in risk management from the College of Insurance, New York.  Mr. Li is a Certified Public Accountant licensed in New Jersey and California.

Each of our directors has been elected to a one year term, to serve until the annual meeting of stockholders or as soon thereafter as their successors are duly elected and qualified.

Zhenyu Shang, our Chairman and Chief Executive Officer, is the nephew of Ligang Shang, our Chief Operating Officer and director. There are no other family relationship among our named officers and directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been, during the past ten years:

(i)             involved in any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

(ii)           convicted of any criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(iii)           subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities, futures, commodities or banking activities;

(iv)           found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

(v)           found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reverse, suspended, or vacated;

(vii)         subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, related to an alleged violation of securities or commodities law or regulation; any law or regulation respecting financial institutions or insurance companies; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(viii)        the subject of, or a party to, any sanction or order, not subsequently reversed, suspending or vacated, of any self-regulatory any registered entity of the Commodity Exchange Act or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons beneficially holding more than ten percent of our Common Stock to report their ownership of Common Stock and any changes in that ownership to the SEC.  The SEC has established specific due dates for these reports, and we are required to report in this document any failure to file by these dates.  Based solely on a review of the copies of the reports furnished to us, we believe that all such reports were filed on a timely basis except that T Squared Investments, LLC and T Squared China Fund LLC did not file a Form 3 or Form 4 in connection with the June 2010 Private Placement.

Code of Conduct and Ethics

We have not adopted a code of ethics or a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or to persons performing similar functions.

Committees of the Board of Directors

We currently do not have standing audit, nominating or compensation committees. Our board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable.

Audit Committee

We do not presently have a separately-designated standing audit committee. Our entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee.

The primary functions of an audit committee carried out by the entire board of directors include:

•	appointing, approving the compensation of, and assessing the independence of our independent auditors;

•
assisting in the oversight of the integrity of our financial statements, our company’s compliance with legal and regulatory requirements, its independent auditors’ qualifications, and independence and the performance of the independent auditors;

•	overseeing the work of our independent auditors, including through the receipt and consideration of certain reports from the independent auditors;

•	reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;

•	coordinating the oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct and ethics; and

•	establishing procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our internal auditing staff, independent auditors and management.

Our board of directors has determined that no one on the board qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the SEC. We believe that our directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awards to, earned by, or paid to our current principal executive officer, our current principal financial officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000, if any (collectively, the “Named Executive Officers”) for all services rendered in all capacities to us and our subsidiaries for the fiscal years ended June 30, 2010, and 2009.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Stock Awards	Option Awards	NonEquity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Zhenyu Shang,	2009	6,320	-	-	-	-	-	-	6,320
Chief Executive Officer	2010	2,812	-	-	-	-	-	-	2,812

Tongyu Zhang,	2009	3,844	-	-	-	-	-	-	3,844
Chief Financial Officer	2010	3,515	-	-	-	-	-	-	3,515

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We do not have any written employment agreements with our executive officers, aside from those entered into between our subsidiaries in China and all employees in China.

The Company and Mr. Li executed an employment agreement dated as of September 13, 2010, effective upon the filing of the Company’s Annual Report. Pursuant to the employment agreement, Mr. Li will receive a base monthly salary of RMB 50,000 (equivalent to approximately USD $7,395 at the exchange rate of RMB 1 = USD $0.1479 as of September 13, 2010 ) for the first year; base monthly salary of RMB 58,333 (approximately USD $8,627) for the second year; and base monthly salary of RMB 66,667 (approximately USD $9,860) for the third year. The Company also agreed to grant Mr. Li options to purchase, at an exercise price of $0.10 per share, 60,273 shares of the Company’s common stock, with 1/3 of such options vesting on each of September 13, 2011, September 13, 2012 and September 13, 2013, provided that Mr. Li remains employed by the Company through such dates. Vested options will be exercisable any time for a period of three years commencing on the date of vest. If the employment agreement is terminated within 3 years for any reason, any unexercised options shall immediately be forfeited. The agreement also contain standard non-compete and non-disclosure clause which will be valid until three years after the termination.

The Company and Mr. Ligang Shang have a one year employment agreement dated as of September 2, 2010 under which Mr. Ligang Shang is entitled to an annual cash compensation of $60,000. The agreement also contain standard non-compete and non-disclosure clause which will be valid until one year after the termination.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

None of our directors receives any compensation for serving on the board of directors.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees other than the mandatory pension and retirement plans under the PRC laws.  As required by PRC laws, we contribute to the “insurance and public housing funds” program defined by the Department of Labor.  These contributions are similar to the Social Security and Medicare programs in the US. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth information, as of September 28, 2010, concerning (a) each person that is known to us to be the beneficial owner of more than 5% of our Common Stock; (b) each of our named executive officers; (c) each director; and (d) all of the directors and executive officers as a group. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC.

At the close of business on September 28, 2010, we had 20,892,982 shares of Common Stock outstanding and 11,523,809 shares of Series B Preferred Stock outstanding. Shares of Series B Preferred Stock are convertible, at the option of the holder thereof, at any time, into Common Stock on a 1-to-1 basis. Holders of Series B Preferred Stock do not have voting rights.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of September 28, 2010 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, the address of each beneficial owner is c/o Sen Yu International Holdings, Inc., 19 West 44th Street, New York, New York.

		Shares Beneficially Owned
Name of Beneficial Owner	Office, If Any	Common Stock		Series B Preferred Stock		% Total Voting Power
		Shares	% of Class	Shares	% of Class
Directors and Officers
Zhenyu Shang	Chairman, CEO & President	0	*	0	*	*
Tongyu Zhang	Chief Financial Officer	0	*	0	*	*
Ligang Shang	Director and Chief Operating Officer	15,706,701	75.18%	0	*	75.18%
All Officers and Directors as a group (3 persons named above)		15,706,701	75.18%	0	*	75.18%

5% Security Holders
		Shares Beneficially Owned
Name & Address of Beneficial Owner	Office, If Any	Common Stock		Series B Preferred Stock		% Total Voting Power
		Shares	% of Class	Shares	% of Class
Sino Group Investment Limited (1)		1,839,066	8.80%	0	*	8.80%
T Squared Investments LLC T Squared China Fund LLC (2) 1325 Sixth Avenue, Floor 27 New York, New York 10019		1,583,334(4)	10.6%	904,761	82.6%	10.6%

*Less than 1%

(1)
Sino Group Investment Limited is a company organized in the British Virgin Islands.  Its address is Mill Mall, Suite 6, Wickham’s Cay 1, Road Town, Tortola, British Virgin Islands.  Yu Jing has voting and dispositive control over the shares owned by Sino Group Investment Limited.

(2)
The number above represents shares of Common Stock issuable upon exercise of warrants and conversion of Series B Preferred stock held by T Squared Investments, LLC and T Squared China Fund LLC. T Squared Investments, LLC as management member of T Squared China Fund LLC exercise investment and voting control over the securities owned by T Squared China Fund LLC. Each of Mark C. Jensen and Thomas Sauve, managing members of T Squared Investments LLC and T Squared China Fund LLC, acting singly, has the power to vote and dispose of the shares beneficially owned by T Squared Investments LLC. T Squared Investments, LLC (i) has the sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, 2,389,881 shares of our common stock and (ii) shares the power to vote or direct the vote of, to dispose or direct the disposition of, 98,214 shares of our common stock. T Squared China Fund LLC (i) has the sole power to vote or direct the vote of, and sole power to dispose or direct the disposition of, 98,214 shares of our common stock and (ii) shares the power to vote or direct the vote of, to dispose or direct the disposition of, 2,389,881 shares of our common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

 None

Director Independence

As of the date of this Annual Report, our Common Stock is traded on the OTC Bulletin Board. The OTC Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our independent registered certified public accounting firm for professional services rendered for fiscal year 2010 and 2009:

	2009	2010
Audit and Reviews Fees	$91,000	$101,000
Audit-Related Fees	0	0
Tax Fees	0	0
All other Fees	0	0
Total	$91,000	$101,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2010 and 2009, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by MS Group in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees. This category includes the aggregate fees billed during the period for fiscal years 2010 and 2009, respectively, for assurance and related services by MS Group that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for due diligence accounting consultation with respect to our registration statements and agreed-upon procedure reports.

Tax Fees. This category includes the aggregate fees billed for fiscal years 2010 and 2009, respectively for professional services rendered by MS Group for filing federal tax return for us.

All Other Fees. This category includes the aggregate fees billed for fiscal years 2010 and 2009 for products and services provided by MS Group, other than the described above.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

 (a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules listed in the Index to Financial Statements on Page F-1 to Page F-28 are filed as part of this Annual Report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index immediately following the signature page of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 2010.

Sen Yu International Holdings, Inc.

By:	/s/ Zhenyu Shang
Name: Zhenyu Shang
Tile: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenyu Shang	Chief Executive Officer, Chairman of the Board	September 28, 2010
Zhenyu Shang	(Principal Executive Officer)

/s/ Tongyu Zhang	Chief Financial Officer	September 28, 2010
Tongyu Zhang	(Principal Financial and Accounting Officer)

/s/ Ligang Shang	Director	September 28, 2010
Ligang Shang

INDEX TO EXHIBITS
Item 16. Exhibits

Exhibit No.	Description
2.1
Share Exchange Agreement dated August 12, 2009among the company and the shareholders of Advanced Swine Genetics Co., Ltd. - incorporated by reference from Exhibit 10-a to the Current Report on Form 8-K filed on August 13, 2009.

3.1	Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on October 14, 2008 and incorporated herein by reference.
3.2	Certificate of Amendment of Certificate of Incorporation, effective on September 30, 2009 - incorporated by reference to Exhibit 3-a to the Current Report on Form 8-K filed on October 13, 2009.
3.3	Certificate of Elimination for Series A Convertible Preferred Stock -incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on May 16, 2010.
3.4	Certificate of Designations for Series A Convertible Preferred Stock -incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on June 14, 2010.
3.5	Bylaws - - filed as an exhibit to the Annual Report on Form 10-KSB filed on October 14, 2008 and incorporated herein by reference.
4.2	Form of 10% Secured Convertible Notes issued on February 22, 2010 - incorporated by reference from Exhibit 10-a to the Current Report on Form 8-K filed on February 23, 2010
10.1*	Joint Venture Agreement with Polar Genetics, Inc.
10.2*	English Translation of the Cooperation Agreement between Heilongjiang Sen Yu Animal Husbandry Co., Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
10.6
Series B Convertible Preferred Stock and Warrant Purchase Agreement, dated June 11, 2010, by and between the company and the Investors. -incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2010.

10.7	Form of Series A Warrants -incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2010.
10.8	Form of Series B Warrants -incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on June 14, 2010.
10.9	Form of Series C Warrants -incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on June 14, 2010.
10.10	Form of Series D Warrants -incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on June 14, 2010.
10.11	Form of Series E Warrants -incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed on June 14, 2010.
21.1*	List of subsidiaries of the company
31.1*	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended
31.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
* Filed herewith