Form 10-Q
period 2010-09-30
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2010-11-15
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number:  0-12792

SEN YU INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0916585 (I.R.S. Employer Identification No.)

19 West 44th Street, Suite 1108 New York, NY 10036
(Address of principal executive offices, including zip code)

Registrant’s telephone number (including area code):  212-997-8585

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [    ]

As of November 15, 2010, there were 20,892,982 shares of company’s common stock issued and outstanding.

SEN YU INTERNATIONAL HOLDINGS, INC.

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

PART I – FINANCIAL INFORMATION

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
  (Stated in US Dollars)

	September 30, 2010	June 30, 2010
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and equivalents	$4,990,379	$5,825,842
Accounts receivable	627,419	-
Inventories, net	1,174,827	943,642
Advance to suppliers, net	35,208,988	30,830,691
Prepayments and other current assets	168,320	176,777
Total Current Assets	42,169,933	37,776,952

Property, Plant, Equipment and Breeding Stock, net	1,914,507	1,983,760
Construction in Progress	21,657	14,801
Total Long-Term Assets	1,936,164	1,998,561
Total Assets	44,106,097	39,775,513

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	320,613	390,644
Loans payable, net	1,106,753	1,066,924
Convertible note, net	2,165,000	2,165,000
Loans from shareholders/officers, net	8,538	5,460
Deferred interest income	14,129	39,036
Other current liabilities	16,694	1,721
Derivative liabilities-warrants	4,167,610	4,154,400
Total Current Liabilities	7,799,337	7,823,185
Total Liabilities	7,799,337	7,823,185
Shareholders’ Equity:
Series B Convertible Preferred Stock ,$0.001 par value,
	10,000,000 shares authorized,1,152,380 and zero shares
issued and outstanding, respectively	1,152	1,152
Common stock, $0.001 par value, 300,000,000 shares
	authorized, 20,892,982 issued and outstanding,
respectively *	20,893	20,893
Additional paid-in capital *	18,361,344	18,361,344
Reserve funds	4,197,440	3,570,029
Retained earnings	12,919,826	9,862,751
Accumulated other comprehensive income	1,534,899	967,009
Unearned compensation	(1,016,667)	(1,116,667)
Total Sen Yu International Holdings, Inc. Shareholders’ Equity	36,018,887	31,666,511
Noncontrolling Interest	287,873	285,817
Total Equity	36,306,760	31,952,328
Total Liabilities and Equity	$44,106,097	$39,775,513
*: As restated to show recapitalization and reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENEDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended September 30,
	2010	2009
	Unaudited	Unaudited

Revenues	$23,562,468	$21,895,508
Cost of Goods Sold	18,221,146	17,167,862
Gross Profit	5,341,322	4,727,646

Operating Expenses
Selling expenses	832,828	671,363
General and administrative expenses	485,824	68,172
Losses on disposal of fixed assets	48,479	107,753
Bad debt for advanced to suppliers	202,962	178,830
Total Operating Expenses	1,570,093	1,026,118

Income From Operations	3,771,229	3,701,528

Other Income (Expense)
Interest expense (income), net	(71,034)	554
Other expense net	(442)	(6,242)
Loss on disposal of inventories	-	(239,179)
Change in fair value of warrants	(13,210)	-
Total Other Expense	(84,686)	(244,867)

Income from Continuing Operations Before Income Taxes	3,686,543	3,456,661
Income Tax Provision		-

Net Income Before Noncontrolling Interest	3,686,543	3,456,661

Less: Net income (loss) attributable to the noncontrolling interest	2,056	(103,814)

Net Income Attributable to Sen Yu International Holdings, Inc.	$3,684,487	$3,560,475

Earnings Per Share:
- Basic	$0.18	$49.04
- Diluted	$0.10	$0.18

Weighted Common Shares Outstanding *
- Basic	20,892,982	72,598
- Diluted	36,335,180	20,031,181

*: As restated to show recapitalization and reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENEDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

	For the Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$3,686,543	$3,456,661
Other Comprehensive Income:
Foreign Currency Translation Income	567,890	17,410
Comprehensive Income	$4,254,433	$3,474,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ETHNDED SEPTEMBER 30, 2010
(UNAUDITED)
(Stated in US Dollars)
	For The Three Months Ended September 30,
	2010	2009
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net Income	$3,684,487	$3,560,475
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	122,476	131,668
Bad debt adjustment	202,963	178,830
Noncontrolling Interest	2,056	(103,814)
Consulting fees adjusted from deferred	100,000	-
Amortization of financing costs	48,300	-
Loss on disposal of fixed assets	48,479	107,753
Loss on disposal of inventories	6,277	239,179
Provision for losses on inventories	(1,245)	-
Change in fair value of warrants	13,210	-
Changes in operating assets and liabilities:
Accounts receivable	(627,419)	634,550
Inventories	(243,331)	(29,720)
Advanced to suppliers	(4,112,156)	(3,817,792)
Prepayments and other current assets	(37,602)	52,826
Accounts payable and accrued expenses	(67,651)	(83,410)
Customer deposit	-	24,580
Deferred interest income	(25,095)	(14,538)
Other current liabilities	14,751	(22,625)
Net Cash (Used in) Provided by Operating Activities	(871,500)	857,962
Cash Flows From Investing Activities:
Payment for purchase of equipment	(59,200)	(34,571)
Payment for construction in progress	(34,929)	-
Proceeds from sale of property and equipment	26,740	23,760
Net Cash Used in Investing Activities	(67,389)	(10,811)
Cash Flows From Financing Activities:
Proceeds from discount on loans payable	25,095	14,538
Payments for loans to shareholders/officers	(16,717)	(4,585)
Proceeds the repayment of loans by shareholders/officers	19,795	147,701
Net Cash Provided by Financing Activities	28,173	157,654
Net (Decrease)Increase in Cash and Equivalents	(910,716)	1,004,805
Effect of Exchange Rate Changes on Cash	75,253	2,811
Cash and Equivalents at Beginning of Period	5,825,842	82,854
Cash and Equivalents at End of Period	$4,990,379	$1,090,470
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$153,033	$-
Income taxes paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$22,755	$4,801
Construction in progress transferred out to be fixed assets	$28,745	$-
Majority shareholder waive his right to the Company’s debt	$-	$11,169,236
Offset debt by fixed assets	$6,648	$-

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC.)
AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Stated in US Dollars)

1.	Interim Financial Statements:

The unaudited consolidated financial statements of Sen Yu International Holdings, Inc. f/k/a China Swine Genetics Inc (“Sen Yu International” or the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles  ( the “U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

2.	Organization and Nature of Operations

Sen Yu International was founded as a Colorado corporation on June 29, 1983 and was reinstated in Colorado on March 15, 2007. The Company’s Board of Directors (“Board”) and shareholders approved a change of domicile from Colorado to Delaware on December 6, 2007. In connection with the Company’s change of domicile from Colorado to Delaware, the Company’s authorized capital was increased to 310,000,000 of which 300,000,000 are classified as common stock, par value $0.001 per share, and 10,000,000 are classified as Preferred Stock, par value $0.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. For at least ten years prior to August 13, 2009, the Company had not engaged in any business operations.

On August 13, 2009, Sen Yu International acquired all of the outstanding capital stock of Advanced Swine Genetics, Inc., a Nevada corporation (“Advanced Swine”). In exchange for the outstanding shares of Advanced Swine, Sen Yu International issued 4,646.05933 shares of its Series A Convertible Preferred Stock (“Preferred A Stock”) to the shareholders of Advanced Swine (the “Share Exchange”).  Each share of Preferred A Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of common stock.  In November 2009, all shares of Preferred A Stock were converted into 20,044,689 (with additional fractional shares issued in or after November 2009) shares of Sen Yu International’s common stock, representing approximately 99% of the issued and outstanding shares.

Effective on September 30, 2009, the Company filed an amendment to its certificate of incorporation to change the name of the Company from Apogee Robotics, Inc. to “China Swine Genetics, Inc.” and implementing a 1-for-24 reverse split of the Company’s common stock.  On June 28, 2010, the Company changed its name to “Sen Yu International Holdings, Inc.”

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It is an intermediate holding company without its own operations. On February 28, 2008, Advanced Swine acquired 100% of the equity interests of Heilongjiang Sen Yu Animal Husbandry Co., Ltd. (“Heilongjiang Sen Yu”). Heilongjiang Sen Yu was incorporated on September 3, 2004, under the laws of the People’s Republic of China (“PRC”). On December 20, 2007, Advanced Swine entered into the stock transfer agreement with Heilongjiang Sen Yu through which Advance Swine acquired all the equity interests of Heilongjiang Sen Yu. The share transfer was approved on February 4, 2008 by the Heilongjiang Provincial Government, and the updated business license of Heilongjiang Sen Yu with the new shareholder’s name was issued on February 28, 2008 by Jiamusi Administration for Industry and Commerce. As a result, Heilongjiang Sen Yu became a foreign wholly owned enterprise on February 28, 2008.

Heilongjiang Sen Yu was originally founded with registered capital of RMB10 million (equivalent to approximately $1,208,211) on September 3, 2004 and increased its registered capital to RMB50 million (equivalent to approximately $6,165,762) and RMB80 million (equivalent to approximately $9,933,896) on January 18 and August 29, 2006, respectively.

Heilongjiang Sen Yu was in the development stage and incurred minor selling expenses and significant general and administrative expenses prior to September, 2005. In September 2005, Heilongjiang Sen Yu accepted its first sales order of commercial hogs and breeding swine, and started its business as a farmer enterprise for breeding, feeding and marketing the grandparent and parent generation breeding swine, and commercial hogs.

In December 2005, Heilongjiang Sen Yu entered into a joint venture agreement with Polar Genetics, Inc., a Canadian corporation (the “Polar Genetics”) and the business license of this joint venture was issued in March 2006. The registered capital of Sino-Canadian Sen Yu Polar Swine Genetics Company Limited (“Sino-Canadian Sen Yu”) is RMB16.7 million (equivalent to approximately $2,068,368 as of December 20, 2005). According to the joint venture agreement, Heilongjiang Sen Yu and Polar Genetics are required to contribute RMB10 million (equivalent to approximately $1,238,543 as of December 20, 2005) and 628 primary genetic breeding swine worth RMB6.7 million (equivalent to approximately $829,825 as of December 20, 2005), respectively, in order to own 60% and 40% of the joint venture, respectively. This joint venture was approved by the Jiamusi Administration for Industry and Commerce on March 30, 2006, and the actual capital of RMB10 million (equivalent to approximately $1,246,028) was contributed by Heilongjiang Sen Yu on May 22, 2006. Polar Genetics contributed 628 primary genetic breeding swine worth RMB6.7 million (equivalent to approximately $892,263) on October 12, 2007. Since China custom officers did not complete the full inspection, and released the primary genetic boars to Sino-Canadian Sen Yu until November 27, 2007, this joint venture was considered to be in development stage and did not commence principal operations until November, 27, 2007.

Sen Yu International, Advanced Swine, Heilongjiang Sen Yu, and Sino-Canadian Sen Yu, Heilongjiang Sen Yu’s 60% owned joint venture will be called, collectively, “the Company” in the accompanying consolidated financial statements.

3.	Basis of Presentation

a.	Fiscal Year

The Company’s fiscal year ends on June 30. The accompanying consolidated financial statements of operations and cash flows include activities for the three months ended September 30, 2010 and 2009.

b.	Principle of Consolidation

The accompanying unaudited consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. These consolidated financial statements include the financial statements of Sen Yu International Holdings, Inc. and its subsidiaries, namely, Advanced Swine, Heilongjiang Sen Yu, and Sino-Canadian Sen Yu. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated financial statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (the “PRC GAAP”). Necessary adjustments were made to the subsidiaries’ statutory accounts to conform to U.S. GAAP to be included in these consolidated financial statements.

4.	Summary of Significant Accounting Policies

a.	Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount reported in the unaudited consolidated financial statements and the accompany notes. Significant estimates include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

b.	Foreign Currency Translation

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The Company’s functional currency is the Renminbi (“RMB”). In general, for consolidation purposes, the Company translates its assets and liabilities into US dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income.

The following rates are used in translating the RMB to the U.S. dollar presentation disclosed in these consolidated financial statements for the three months ended September 30, 2010 and 2009, respectively.

	For The Three Months Ended September 30,
	2010	2009
Assets and liabilities	$0.14945	$0.14649	/RMB

Revenue and expenses	$0.14773	$0.14639	/RMB

c.	Revenue Recognition

Revenues from products sales are recorded when both title to the goods and risk of ownership are transferred to the customer upon shipment, provided that no significant obligations remain. Net sales reflect units shipped at selling prices reduced by certain sales allowances.

d.	Income Taxes

SenYu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes, and its U.S. subsidiary, Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Its PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. In particular, under current Chinese law, Heilongjiang Sen Yu and Sino-Canadian Sen Yu are exempt from corporate income tax in China for as long as they operate as hog farming enterprises. However, the exemption is only for a three year period and the renewal is subject to review by the Jiamushi City State Tax Bureau. The tax exempt status of both Heilongjiang Sen Yu and Sino-Canadian Sen Yu expires on May 31, 2012. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by SenYu International or its U.S. subsidiary, Advanced Swine, during the quarter ended September 30, 2010 and 2009. Therefore, for the three months ended September 30, 2010 and 2009, the Company’s income taxes were $0 and $0 in PRC and U.S.

The Company follows ASC 740 – “Accounting for Income Taxes”, which requires recognition of deferred taxes, assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At September 30, 2010 and June 30, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

The Company accounts for net income per common share in accordance with the FASB issued ASC 260, “Earnings per Share” (“EPS”).  ASC 260 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income per share is determined based on the weighted average number of common shares outstanding for the period.  Diluted net income per share is determined based on the assumption that all dilutive convertible shares and stock options were converted into or exercised for common stock.

g.	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates market value.

h.	Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Per historical records, the Company had no uncollectible amounts. Therefore, the Company had not recorded any allowance for uncollectible accounts as of September 30, 2010 and 2009.

i.	Inventories, Net

Inventories are stated at the lower of cost or market. Cost of raw materials is determined on a first-in, first-out basis. Finished goods are determined on a weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. The Company estimates an inventory allowance for excessive, slow moving, obsolete inventory and changes in price level as well as inventory whose carrying value is in excess of net realized value. Inventory amounts are reported net of such allowances.

j.	Bad Debt Allowance

In order to acquire significant amounts of commercial hogs, the Company advanced additional money to Heilongjiang Wang Da Feedstuff Co., Ltd. (“Wang Da”). Since the advances to Wang Da were a significant part of total assets, the Company’s subsidiary, Heilongjiang Sen Yu, adopts a bad debt allowance of 5% of the amount of money advanced to Wang Da commencing April 2009.

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

l.	Non-Controlling Interest

Effective July 1, 2009, the Company adopted FASB ASC Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

The net income (loss) attributed to the NCI was separately designated in the accompanying statements of operations and comprehensive income. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

m.	Cost of Sales

Cost of sales consists primarily of purchase cost of fodder, direct labor, depreciation and manufacturing overhead, which are directly attributable to the production of breeding hogs.

n.	Selling, General and Administrative Costs

Selling costs consist primarily of salaries, freight costs and advertising fees, which are incurred in the course of the sale of goods. General and administrative costs consist of salaries, entertainment expenses, consulting fees, professional expenses and other expenses.

o.	Recent Accounting Pronouncements

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

In March 2010, the FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting, as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal years beginning after November 15, 2009. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

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

5.	Inventories

Inventories on September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
Raw materials	$76,144	$46,518
Work in progress	807,854	739,597
Finished goods	290,829	158,772
Less: Inventories provision	-	1,245
Total	$1,174,827	$943,642

Inventory turnover for the three months ended September 30, 2010 and 2009 consisted of the following:

	For The Three Months Ended September 30
	2010	2009
Inventory turnover	20.91	19.26

Cost of goods sold increased for the three months ended September 30, 2010 as compared to the same period in 2009 as a result of the increase in sales. Average inventories decreased in the three months ended September 30, 2010 as compared to the same period in 2009. As a result, the inventories turnover rate, which equals the cost of goods sold divided by the average inventory, for the three months ended September 30, 2010 was higher than in the same period in 2009.

6.	Advanced to Suppliers, Net

Heilongjiang Sen Yu entered into a cooperation agreement with Wang Da, a professional fodder provider and a collector for good quality commercial hogs, on October 11, 2007. Pursuant to that agreement, Heilongjiang Sen Yu agreed to loan money to Wang Da to support Wang Da’s farmers’ use of good quality feedstuffs to raise their commercial hogs, and then Wang Da collects the hogs and sells them to Heilongjiang Sen Yu once they mature. Wang Da can offset the loan amount payable to Heilongjiang Sen Yu once it delivers the matured commercial hogs to Heilongjiang Sen Yu. In order to extend the Company’s farmer-based production model and retrieve significant amounts of hogs in the near future from Wang Da, Heilongjiang Sen Yu loaned an aggregate amount of RMB 247,507,927 (equivalent to approximately $36,990,287) to Wang Da as of September 30, 2010. Heilongjiang Sen Yu adopted a bad debt allowance at 5% of the principal amount advanced for the three months ended September 30, 2010 and 2009. Accordingly, the bad debt allowances were RMB12,375,396 (equivalent to approximately $1,849,514) and RMB 11,001,547 (equivalent to approximately $1,622,302) as of September 30, 2010 and June 30, 2010, respectively. Including the amount of advances to suppliers by Sino-Canadian Sen Yu, the Company had a total net amount advanced to suppliers as of September 30, 2010 and June 30, 2010 as follows:

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
Advanced to suppliers	$37,058,502	$32,452,993
Less: Accumulated bad debt allowance	1,849,514	1,622,302
Advanced to suppliers, net	$35,208,988	$30,830,691

Heilongjiang Sen Yu entered into a supplementary agreement with Wang Da on December 12, 2008 to secure Heilongjiang Sen Yu’s loan to Wang Da. Pursuant to the supplementary agreement, once Wang Da has breached the terms of the cooperation agreement, Heilongjiang Sen Yu can exercise the following rights to secure its loans to Wang Da: (1) step into Wang Da’s shoes without any condition, and have all creditor’s rights of Wang Da with its contracted farmers, and (2) if such rights still do not satisfy the loss of Heilongjiang Sen Yu, then Heilongjiang Sen Yu will have a secured interest in all of Wang Da’s assets, which include but are not limited to the building, equipment, and working capital of Wang Da.

Heilongjiang Sen Yu renewed the cooperation agreement with Wang Da, which became effective on January 1, 2009. Heilongjiang Sen Yu still finances Wang Da, with fixed profit margins set by Heilongjiang Sen Yu, and Wang Da in turn provides fodder to farmers on credit at discount rates obtained through volume purchasing. Wang Da also guarantees the repurchase of the matured commercial hogs that meet Heilongjiang Sen Yu’s quality standards. In case Wang Da breaches the terms of the cooperation agreement, Heilongjiang Sen Yu can still exercise the above rights to secure its loans to Wang Da.

Advances to suppliers aging as of September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
Less than 90 days	$22,527,121	$9,082,676
91days-180days	9,206,398	13,718,027
181days-365days	5,324,983	9,649,092
More than 365days	-	3,198
Total	$37,058,502	$32,452,993

The Company’s advances to suppliers with ages of less than 91 days represented approximately 61% and 28% of total advances to suppliers as of September 30, 2010 and June 30, 2010, respectively.

The turnover rate for advances to Wang Da for the three months ended September 30, 2010 and 2009 were as the following:

	For The Three Months Ended September 30,
	2010	2009
turnover rate for advances to Wang Da	0.52	0.72

The purchases of commercial hogs from Wang Da increased for the three months ended September 30, 2010 as compared to the same period in 2009 as a result of the Company’s increase in sales of commercial hogs. In order to acquire large numbers of commercial hogs in the coming year, the amount of average advances to Wang Da increased for the quarter ended September 30, 2010 as compared to the same period in 2009. However, the increased amount of average advances was greater than the amount of increased purchases of commercial hogs during the current period. As a result, the turnover rate of advances to Wang Da for the three months ended September 30, 2010 was lower than in the same period in 2009.

7.	Prepayments and Other Current Assets

As of September 30, 2010 and June 30, 2010, prepayments and other current assets consisted of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
Prepaid rent	$18,746	$15,751
Advance to employees	16,047	3,401
Other receivable	133,527	157,625
Total	$168,320	$176,777

8.	Property, Plant, Equipment, and Breeding Stock, Net

Property, Plant, Equipment, and Breeding Stock, less accumulated depreciation, consisted of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
Buildings and improvements	$1,799,918	$1,775,956
Land improvements	283,973	280,193
Leasehold improvements	150,050	116,446
Machinery and equipments	625,992	684,077
Breeding stock	586,581	556,320
Sub-Total	3,446,514	3,412,992
Less: Accumulated depreciation	1,532,007	1,429,232
Total	$1,914,507	$1,983,760

Depreciation expenses for the three months ended September 30, 2010 and 2009 were $122,476 and $131,688, respectively. Loss on disposal of fixed assets for the three months ended September 30, 2010 and 2009 was $48,479 and $107,753, respectively.

9.	Loans Payable, Net

Loans payable as of September 30, 2010 and June 30, 2009 consisted of the following:

Loans payable, net, current maturities	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
On December 1 and 16, 2005, the Company obtained loans in amounts of RMB2.8 million (equivalent to approximately $418,463 and $412,891 as of September 30, 2010 and June 30, 2010, respectively) and RMB0.7 million (equivalent to approximately $104,615 and $103,223 as of September 30 and June 30, 2010, respectively) from Jiamusi Government Financial Bureau (“JGFB”) by pledging certain buildings in Huanan, which have a carrying value of approximately RMB2.6 million (equivalent to approximately $388,572). The term of the debt was originally from October 31, 2005 to 2007. Since the Company is an agricultural enterprise and its business is supported by the Chinese Government, these loans do not bear interest, and the original due date had been extended to December 31, 2008. Furthermore, before December 31, 2008, the due dates of these loans had been rescheduled to December 31, 2009. On December 16, 2009, the due dates of these loans had been rescheduled to December 31, 2010.
	$523,078	$516,114

On April 20 and September 25, 2007, Sino-Canadian, obtained loans in amounts of RMB1.5 million (equivalent to approximately $224,176 and $221,192 as of September 30, 2010 and June 30, 2010, respectively) and RMB0.5 million (equivalent to approximately $74,726 and $73,731 as of September 30, 2010 and June 30, 2010, respectively) from TangYuan Government Financial Bureau (“TGFB”) by pledging certain buildings in Heijinhe, which have a carrying value of approximately RMB5.1 million (equivalent to approximately $762,200). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the Chinese government supports the Company’s business, these loans do not bear interest and all of their due dates had been extended to December 31, 2009. On December 16, 2009, the due dates of these loans had been rescheduled to December 31, 2010.
	298,902	294,923

On May 9, 2007, the Company obtained a loan in amount of RMB2 million (equivalent to approximately $298,902 and $294,923) as of September 30, 2010 and June 30, 2010, respectively) from JGFB by pledging certain buildings in Huanan, which have a carrying value of approximately RMB1.5 million (equivalent to approximately $224,176). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the government supports the Company’s business, this loan does not bear interest and the due date had been extended to December 31, 2009 by JGFB on June 16, 2008.  On December 16, 2009, the due dates of these loans had been rescheduled to December 31, 2010.
	298,902	294,923
Total loans payable, current maturities	$1,120,882	$1,105,960
Less: discount on loans payable, current	14,129	39,036
Total loans payable, net, current maturities	$1,106,753	$1,066,924

10.	Convertible Note, Net

On February 22, 2010, the Company consummated an offering of 10% Secured Convertible Notes (the “Notes”) in the principal amount of $2,165,000. The Notes were sold at par to twelve investors. The maturity date of the Notes is February 22, 2011. Interest on the Notes of 10% per annum is payable quarterly. Payment of interest and principal is secured by a pledge of the Company’s shares owned by Ligang Shang, the majority shareholder of the Company. In the event the Company completes an equity financing of $5 million or more (a “Qualified Financing”), the Notes will automatically convert into securities of like kind to the securities sold in the Qualified Financing at a 50% discount to the purchase price of the securities in the Qualified Financing.  If the Company does not complete such a Qualified Financing prior to the maturity date of the Notes, the Note holders shall be repaid, in cash, the principal amount of the Notes plus interest, and the Company will be required to issue to the Note holders warrants to purchase common stock at $1.50 per share, up to the principal amount of the Notes. The Company applies ASC Topic 470 to determine the classification of its convertible debt. In accordance with the guidance, when convertible debt is issued and conversion features that are not beneficial at the commitment become beneficial upon the occurrence of a future event, no value is apportioned to the conversion feature. Therefore, convertible debt is entirely recorded in liabilities. The total amount of convertible notes was $2,165,000 as of September 30, 2010.

11.	Loans from Shareholders/Officers, Net

Loans from shareholders/officers are unsecured, non-interest bearing, and have no set repayment date. At the quarter ended September 30, 2009, in order to increase the working capital of the Company, the majority shareholder, Mr. Ligang Shang, waived his right to collect the Company’s debt to him in an aggregate amount of $11,169,236.  That sum was added to paid-in capital as of September 30, 2009. As a result, the total net amount of loans from the shareholders/officers was $8,538 as of September 30, 2010.

12.	Commitments

The Company enters into commercial hog sales contracts with its major customers to decrease its market risk in the ordinary course of business. The Company utilizes these contracts to establish adequate sales to minimize the risk of market fluctuations. The Company continually monitors its overall market position and fair value. The contracts information listed as follows:

Contract #	Sales Contracts	Client’s Name	Contract Term	Sales Quantities
1	Commercial hogs sales	Beijing Da Hongmen	from September 29, 2010 to September 28, 2011	200,000 hogs per year

2	Commercial hogs sales	Beijing Fifth Meat Factory	from August 29, 2010 to August 28, 2011	300,000 hogs per year

	Sales Price	Hog Average Weight	Hogs Quality	Penalty
1	Market value in Beijing area	From 75 to 90kg	second or/and third generation of merchandise hogs	1% penalty if the merchandise hogs delivered late

2	Market value in Beijing area	From 75 to 90kg	second or/and third generation of merchandise hogs	1% penalty if the merchandise hogs delivered late

The Company leases office space and employee living space. The rental expenses under operating leases were $27,762 and $46,730 in the three months ended September 30, 2010 and 2009, respectively. Future minimum rental commitments on September 30, 2010, are as follows:

For The Three Months Ending September 30,	Amount
2011	$249,747
2012	147,934
2013	111,520
2014	1,477
2015	1,477
Thereafter	27,946
Total minimum payments required	$540,101

13.	Stockholders’ Equity

a.	Preferred Stock

The Board is authorized to designate the preferred stock in classes, and to determine the rights, privileges and limitations of the shares in each class. There were 10,000,000 of preferred stock authorized, par value $0.001 per share.

b.	Series A Convertible Preferred Stock

In exchange for the outstanding shares of Advanced Swine, the Company issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine.  Each share of Series A Preferred Stock was convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of common stock. There were 4,800 shares of Series A Preferred Shares authorized, with par value $0.001 per share, as of June 30, 2009.

The 4,646.05933 outstanding shares of Series A Convertible Preferred Stock were converted into 20,044,689 (with additional fractional shares issued in or after November 2009) shares of common stock in November 2009.  The Series A Preferred Shares had voting rights equal to the number of common shares into which they are convertible.

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

On May 5, 2010, the Board approved an amendment to the Company’s Certificate of Incorporation by way of a Certificate of Elimination of the Company’s Series A Convertible Preferred Stock. The Certificate of Elimination eliminates the previously designated 4,800 shares of Series A Convertible Preferred Stock. The preferred shares once designated as Series A Preferred Stock resume the status of authorized and unissued shares of preferred stock, par value $.001 per share, of the Company, without designation as to series.

c.	Series B Convertible Preferred Stock

On June 11, 2010, the Company consummated a transaction with certain accredited investors pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement (“2010 June Private Placement”). The Company raised gross proceeds of $2,420,000 and issued to the investors an aggregate of (i) 1,152,380 shares of newly created Series B convertible preferred stock, par value $0.001 per share, with an initial one-to-one conversion ratio into shares of the Company’s common stock, par value $0.001 per share (“Preferred B Stock”), (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of common stock (the “Series A Warrants”), and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of common stock (the “Series B Warrants”). Additionally, the Investors were granted an option to purchase up to $3,000,000 of additional Preferred B Stock any time on or before December 11, 2010.  In connection with the 2010 June Private Placement, the Company also issued to Global Arena Capital Corp., the Company’s placement agent (“Global”), and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years. From the proceeds of the offering, the Company paid a fee of $116,160 to the placement agent as commission.  The Company also reimbursed the placement agent for its management and finance expenses totaling $53,240.  In addition, the Company incurred other direct costs of $60,455. As a result, the Company realized net proceeds of $2,190,145 from the offering.

The conversion prices of the Series B Convertible Preferred Stock are subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share.

Series A Warrants and Series B Warrants

The Series A Warrants and Series B Warrants are exercisable at $3.00 and $4.10 per share, respectively. Both series of warrants will expire on June 10, 2013. As long as any Preferred A Stock, Series A Warrant or Series B Warrant is held by a 2010 June Private Placement investor, the Company is prohibited from entering into any subsequent financing involving issuances of securities of the Company (the “Subsequent Financing” ), if (i) the securities issued therein are convertible into common stock at variable conversion rates, or (ii) an investor in the Subsequent Financing is granted the right to receive additional shares based on future transactions of the Company on more favorable terms than those granted to 2010 June Private Placement investors. The Securities Purchase Agreement also contains certain transfer restrictions and anti-dilution provisions.

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

Series C Warrants to Series E Warrants

In connection with the 2010 June Private Placement, the Company also issued to Global, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years.

Following is a summary of the status of warrant activity as of September 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, July 1, 2010	-	-	-	-
Granted	2,237,834	$3.50	3.90	$2.13
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2010	2,237,834	$3.50	3.90	$2.13

FASB accounting standard regarding derivatives and hedging specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position, would not be considered a derivative financial instrument.  This FASB accounting standard also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the exception.

As a result of adopting this ASC 815-40 “Accounting for Derivative Financial Instruments” standard, warrants issued in the June 2010 Private Placement are treated as derivative liabilities warrants because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

For the June 2010 Private Placement, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model. The fair value of those warrants was calculated at $4,167,610 as derivative liabilities warrants as of September 30, 2010.

d.	Common Stock

After the change of domicile from Colorado to Delaware on December 6, 2007, the Company had 300,000,000 authorized shares of common stock, par value $0.001 per share. After recapitalization, the Company had 41,423 shares of common stock outstanding and issued as of June 30, 2009. In November 2009, 4,646.05933 outstanding shares of Series A Convertible Preferred Stock were converted into 20,044,689 shares of common stock. On January 29, 2010, the Board authorized, and on February 2, 2010, the Company issued, 5,000 shares of common stock to its consultant for services rendered for the term from January 29, 2010 to June 30, 2010.  On May 3, 2010, the Board authorized, and the Company issued 200,000 shares of common stock to Mr. Cong and Mr. Hau for services rendered for the period from April 16, 2010 to April 15, 2013. In addition, the Company issued to Primary Capital LLC and one individual, Mr. Ming Liu, 361,870 and 240,000 shares of restricted common stock of the Company on June 9, 2010, respectively. As a result, the Company had 20,892,982 shares of common stock outstanding and issued as of September 30, 2010.

Holders of the common stock are entitled to one vote for each share held on all matters to be voted on by the stockholders.  There is no cumulative voting in the election of directors.  Holders of common stock are entitled to receive such dividends as may be declared from time to time by the Board with respect to the common stock out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of the Company, to share proportionally in all assets remaining after payment of liabilities.  The holders of common stock have no pre-emptive or conversion rights and the common stock is not subject to further calls or assessments.  There are no redemption or sinking fund provisions applicable to the common stock.

e.	Reverse Stock Split

Effective on September 30, 2009, the Company implemented the Reverse Split. No fractional shares or scrip were issued; rather, in the case of each shareholder who held less than one whole share or held 100 or more shares after the Reverse Split, the Company purchased all fractional shares resulting from the Reverse Split for $5.28 per share.  In the case of each shareholder who would otherwise hold at least one but fewer than 100 shares as a result of the reverse split, the Company issued a number of shares equal to the difference between the shares held by the shareholder and 100, so that each such shareholder owns 100 whole shares.

All presentations regarding outstanding common stock in these financial statements have been adjusted to reflect the Reverse Stock Split as if it had occurred on July 1, 2007.

f.	Additional Paid-In Capitals

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $18,361,344 recorded as additional paid-in capital as of September 30, 2010.

g.	Shares Base Compensation and Unearned Compensation

On January 29, 2010, the Board authorized, and on February 2, 2010 the Company issued, 5,000 shares of common stock to a consultant for services rendered for the term from January 29, 2010 to June 30, 2010. On May 3, 2010, the Board authorized, and the Company issued 100,000 shares of common stock to Mr. Cong and Mr. Hau for services rendered for the term from April 16, 2010 to April 15, 2013, respectively.

The Company debited unearned compensation on the grant dates, January 29, 2010 and April 16, 2010, and will recognize total compensation expenses over the period. Unearned compensation represents the cost of services yet to be performed, and the Company reports unearned compensation in shareholders’ equity in the balance sheets, as a contra-equity account.

14.	Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended September 30
	2010	2009
	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	3,684,487	3,560,475
Denominator:
Weighted average common shares	20,892,982	72,598
Net income per share — basic	0.18	49.04

Diluted:
Numerator:
Net income for basic calculation	3,684,487	3,560,475
Effect of dilutive securities issued	76,516	-
Net income for diluted calculation	3,761,003	3,560,475
Denominator:
Denominator for basic calculation	20,892,982	72,598
Weighted average effect of dilutive securities;
Series B convertible preferred stock and warrants,
and series A convertible preferred stock	15,442,198	19,958,583
Denominator for diluted calculation	36,335,180	20,031,181
Net income per share — diluted	0.10	0.18

15.	Concentration of Business

a.	Financial Risks

The Company provides credit in the ordinary course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. The Company advances significant funds to its major supplier, Wang Da. The Company also performs ongoing credit evaluations of its advances and maintains allowances for doubtful accounts based on factors surrounding the credit risk of its suppliers.

b.	Major Customers

The following summarizes sales to major customers (each represented 10% or more of the Company’s total sales revenues):

	Sales to	Number of	Percentage of
For The Three Months Ending September 30,	Major Customers	Customers	Total Sales Revenue
2010	$23,338,199	2	99.05%
2009	$21,573,195	2	98.53%

c.	Major Suppliers

The following summarizes purchases from major suppliers (each representing10% or more of purchase):

	Purchase from	Number of	Percentage of
For The Three Months Ending September 30,	Major Suppliers	Suppliers	Total Purchases
2010	$18,279,500	1	99.91%
2009	$17,002,245	1	99.93%

16.	Geographical Risks

Substantially all of the Company’s operations are carried out in the PRC. Accordingly, the Company’s business is subject to considerations and risks different from those in the United States, including changes in the political, economic, social, legal, and tax environments in PRC, as well as changes in inflation and interest rates. Changes in PRC laws and regulations concerning purchases and sales of commercial hogs and breeding swine, and feedstuffs business, could significantly affect the Company’s future operating results and financial position.

17.   Subsequent Event

The Company failed to make the earning per share target for the fiscal year ended June 30, 2010 as set forth in its Certificate of Designations for its Series B Convertible Preferred Stock and the Series A Warrants, and Series B Warrants which were issued to certain investors in the 2010 June Private Placement. The conversion ratio of the Series B Convertible Preferred Stock and the exercise price of Warrant A and Warrant B were adjusted by certain percentages based on the formula provided in the Certificate of Designations for its Series B Convertible Preferred Stock, and the Series A Warrants, and Series B Warrants.

On or about August 12, 2010, a complaint was filed in the Supreme Court of New York County against the Company.  The lawsuit was brought by entities and individuals (the “Noteholders”) who hold  $715,000 out of the $2,156,000 10% Secured Convertible Notes issued by the Company on February 22, 2010, and alleged breach of the Notes by the Company due to the alleged late payment of the interest on the Notes.  On November 5, Sen Yu International entered into a settlement agreement with the Noteholders. The major settlement terms include: (1) the Company shall pay $42,750 to the Noteholders within 10 business days of the closing of its next financing; (2) the Noteholders shall execute an Amendment to the 10% Secured Convertible Note and to the Pledge Agreement to provide a cure period of 5 business days upon an event of default; (3) the Noteholders, including Primary Capital, LLC and the Company shall waive, release, acquit and forever discharge each other and their respective affiliates, representatives, shareholders and employees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of the Company for the three months ended September 30, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

Sen Yu international holdings Inc (f/k/a China Swine Genetics, Inc) was founded as a Colorado corporation on June 29, 1983 and was re-domiciled to the State of Delaware on December 6, 2007. In connection with the Company’s change of domicile, the Company increased its authorized capital to 310,000,000 shares of which 300,000,000 are common stock, and 10,000,000 are preferred stock, each with a par value of $0.001 per share, with the preferred stock issuable in different series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. On August 13, 2009, the Company acquired all of the outstanding capital stock of Advanced Swine by issuing 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine.  Each share of Series A Preferred Stock was initially convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of common stock.  As of the date of this Quarterly Report, all Series A Preferred Stock has been converted into common stock and the Company filed a Certificate of Elimination to eliminate all previously authorized 4,800 shares of Series A Convertible Preferred Stock.

A Certificate of Amendment to the Company’s Certificate of Incorporation was filed on September 9, 2009 to change the Company’s name from Apogee Robotics, Inc. to “China Swine Genetics, Inc.” Concurrent with the name change, a 1 for 24 reverse split was effected on September 30, 2009.  Shareholders with 1 or more but fewer than 100 shares after the reverse split were issued shares to increase their holdings to 100 shares.  All other fractional shares resulting from the reverse split were repurchased by the Company for $5.28 per share. On June 28, 2010, we changed our name to “Sen Yu International Holdings, Inc. Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It is an intermediate holding company that conducts its business through its subsidiaries in the PRC. On December 20, 2007, Advanced Swine entered into a stock transfer agreement with Heilongjiang Sen Yu through which Advance Swine acquired all the equity interests in Heilongjiang Sen Yu. The share transfer was approved on February 4, 2008 by the Heilongjiang Provincial Government, and the updated business license of Heilongjiang Sen Yu with the new shareholder’s name was issued on February 28, 2008 by Jiamusi Administration for Industry and Commerce. As a result, Heilongjiang Sen Yu became a foreign wholly owned enterprise on February 28, 2008.

Heilongjiang Sen Yu was incorporated on September 3, 2004, under the laws of PRC. Heilongjiang Sen Yu was originally founded with a registered capital of RMB10 million (equivalent to approximately $1,208,211 on August 27, 2004, and increased its registered capital to RMB50 million (equivalent to approximately $6,165,762) and RMB80 million (equivalent to approximately $9,933,896) on January 18 and August 29, 2006, respectively.

In March 2006, Heilongjiang Sen Yu established a joint venture named Sino-Canadian Sen Yu Polar Swine Genetics Company Limited (“Sino-Canadian Sen Yu”) with Polar Genetics Inc., a Canadian corporation (the “Polar Genetics”). This joint venture was in the development stage and did not commence principal operations until November 27, 2007.

Both Heilongjiang Sen Yu and Sino-Canadian Sen Yu engage in the business of breeding and selling breeding swine and commercial hogs, then distributing them to slaughter facilities and pork distributors in the PRC. Our objective is to establish ourselves as a leading producer and distributor of breeding swine and commercial hogs in the PRC.

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

	For Three Months		For Three Months		2010 v.s 2009
	Ended September 30, 2010		Ended September 30, 2009		Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenues	$23,562,468		$21,895,508		$1,666,960	8%
Cost of Goods Sold	18,221,146	77.33%	17,167,862	78.41%	1,053,284	6.14%
Gross Profit	5,341,322	22.67%	4,727,646.00	21.59%	613,676	13%
Operating Expenses
Selling expenses	832,828		671,363		161,465	24%
Bad debt for advanced to suppliers	202,962		178,830		24,132	13%
Losses on disposal of fixed assets	48,479		107,753		-59,274	-55%
General and administrative expenses	485,824		68,172		417,652	613%
Total Operating Expenses	1,570,093	6.66%	1,026,118	4.69%	543,975	53%
Income From Operations	3,771,229	16.01%	3,701,528	16.91%	69,701	2%
Other Income (Expenses or Losses)
Interest (expenses) income, net	(71,034)		554		(71,588)	12922%
Other expenses, net	(442)		(6,242)		5,800	-93%
Loss on disposal of inventories	-		(239,179)		239,179	-100%
Change in fair value of warrants	(13,210)		-		(13,210)	0%
Total Other Expenses or Losses	(84,686)		(244,867)		160,181	-65%
Income from Continuing Operations Before	3,686,543	15.65%	3,456,661	15.79%	229,882	7%
Income Tax Provision	-		-		-
Net Income Before Noncontrolling Interest	3,686,543	15.65%	3,456,661	15.79%	229,882	7%
Less: Net income (loss) attributable to the noncontrolling interest	2,056		(103,814)		105,870	-102%
Net Income Attributable to China Swine Genetics Inc.	$3,684,487		$3,560,475		$124,012	3%

Revenues

Total revenues were $23,562,468 for the three months ended September 30, 2010 compared to $21,895,508 for the three months ended September 30, 2009, an increase of $1,666,960 or 8%. The increase in revenues resulted from increased orders from our major customers, Beijing Dahongmen and Beijing Fifth Meat Factory. Hog sales increased to 134,561 heads for the quarter ended September 30, 2010 from 121,626 during the three months ended September 30, 2009.

The following table sets forth information regarding the sales of our principal products during the three months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30
	2010			2009			2010 Less 2009
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial hogs	133,621	$23,338,199	99%	117,940	$21,573,195	99%	15,681	$1,765.004	8%
Others Hogs	940	224,269	1%	3,686	322,313	1%	(2,746)	(98,044)	-30%
Total	134,561	$23,562,468	100%	121,626	$21,895,508	100%	12,935	$1,666,960	8%

Commercial hogs refers to the hogs we purchase from Wang Da farmers.

Other hogs refers to hogs raised in our own breeding facilities, including breeding swine, commercial hogs, piglets and substandard hogs, which are hogs that are not qualified as breeding swine.

The increase in quantities sold, as reflected in the table, was primarily attributable to our policy of committing all of our available cash resources to the commercial hog market.

The following table sets forth information regarding the average price per capita of our principal products during the three months ended September 30, 2010 and 2009:

	Average Unit Sales Price Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs	$174.66	$182.92	$(8.26)
Others Hogs	238.58	87.44	151.14
Overall Average Products	175.11	180.02	(4.91)

The decrease in average unit sales price (per capita), as reflected in the table, was primarily attributable to the fact that the market price of hogs per kilogram declined in the three months ended September 30, 2010 as compared to the same period in 2009. The average unit sales price of others hogs increased for the three months ended September 30, 2010 as compared to the same period in 2009.  The unit sales prices of piglets and substandard hogs, which are not qualified as breeding swine, were generally lower than breeding swine and commercial hogs. The other hogs sold by us consisted of more breeding swine and commercial hogs for the three months ended September 30, 2010. However, we sold more piglets and substandard hogs for the three months ended September 30, 2009. As a result, the average unit sales price of other hogs increased significantly during the quarter ended September 30, 2010.

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect manufacturing costs, including production overhead costs and costs of our purchases of hogs. Cost of goods sold for the three months ended September 30, 2010 was $18,221,146, as compared to $17,167,862 for the three months ended September 30, 2009, an increase of $1,053,284 or 6.14%. This increase was primarily attributable to increased sales volume.

The following table sets forth information regarding the average cost per capita of our principal products during the three months ended September 30, 2010 and 2009.

	Average Unit Costs Price Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs	$135.08	$141.31	$(6.23)
Others Hogs	182.65	136.28	46.37
Overall Average Hogs	135.41	141.15	(5.74)

The decrease in average cost per capita, as reflected in the table, was primarily attributable to the fact that we sold more commercial hogs in the quarter ended September 30, 2010 as compared to the same period in 2009. We reduced the number of other hogs that we produced in our breeding facilities, including breeding swine, commercial hogs which are directly raised by us and substandard hogs which are not qualified as breeding swine for the period from July 2009 to January 2010 due to the lack of cash flow to support our short-term need during that period and the effect of worldwide H1N1 disease. As a result, the cost of sales per capita for other hogs increased gradually from July 2009 to January 2010 because the fixed manufacturing costs were allocated to a smaller number of other hogs. Commencing from February 2010, we started to increase the number of other hogs gradually in our breeding facilities.  As a result, the cost of sales per capita for other hogs declined accordingly.  However, the pregnancy and birth of piglets usually take four months, and it takes another five to six months for the piglets to mature in order to be sold. Despite the fact that we gradually increased the quantities of hogs beginning in February 2010, it had taken a longer period of time for our unit cost of sales per capita to restore to its normal level.  Other hogs that were sold in the three months ended September 30, 2010 were mostly born in January or February 2010 and since the category of other hogs had been allocated more fixed manufacturing cost when they were still piglets, the average unit cost of sales per capita for other hogs was relatively higher for the three months ended September 30, 2010 than for the same period in 2009. The cost of sales per capita for commercial hogs which were retrieved from the network farmers primarily consisted of fodder costs and the fixed percentage of profits allocated to the farmers, so the cost of sales per capita was relatively fixed.  Consequently, the average cost of sales per capita for commercial hogs is less than that for other hogs for the three months ended September 30, 2010. Since other hogs only constitutes less than 1% of or sales in the there months ended September 30, 2010, the increase in the cost of sales per capita for other hogs didn’t affect the cost of sales per capital for all the hogs much.

Gross margin was 22.67% for the three months ended September 30, 2010 and 21.59% for the three months ended September 30, 2009. The slight increase in gross profit percentage was due to the fact that we sold more commercial hogs in the three months ended September 30, 2010. The gross margin for commercial hogs is higher than the average gross margin for other hogs raised in our farms. We raise breeding swine, commercial hogs, substandard hogs, and piglets in our own facilities. The gross margins for substandard hogs and piglets are generally much lower than the gross margins for breeding swine and commercial hogs, and the gross margin for breeding swine is generally higher than commercial hogs. Since the other hogs sold by us for the three months ended September 30, 2010 were primarily breeding swine with higher gross margin, the average gross margin increased slightly for the quarter ended September 30, 2010.

Selling Expenses

Selling expenses increased from $671,363 for the three months ended September 30, 2009 to $832,828 for the three months ended September 30, 2010. The increase was due to the increase of our revenue and the related transportation cost. We utilized the services of Jiamusi Shunlida Transporting Co through December 31, 2009 and Jiamusi Hongqi Transporting Agency Co beginning in January 2010 for transportation of commercial hogs between Jiamusi and Beijing.

Bad debt for advanced to suppliers

The provision for bad debt expense was $202,962 for the three months ended September 30, 2010, as compared to $178,830 for the three months ended September 30, 2009, an increase of $24,132 or 13%. In order to acquire significant amounts of hogs from Wang Da, the advances to Wang Da increased. We adopt a bad debt allowance of 5% beginning April 2009. Accordingly, allowance expenses accrued increased in the three months ended September 30, 2010 compared to the same period of 2009.

General and Administrative Expenses

General and administrative expenses were $485,824 for the three months ended September 30, 2010, as compared to $68,172 for the three months ended September 30, 2009, an increase of $417,652 or 613%. The increase was primarily due to the payment of investor relation related charges and professional fees during the three months ended September 30, 2010, as compared to the same period in 2009.

Total Operating Expenses

As a result of the above, total operating expenses were $1,570,094 for the quarter ended September 30, 2010, as compared to $1,026,118 for the quarter ended September 30, 2009, an increase of $543,976. This increase was primarily attributable to the increase in general and administrative expenses.

Other Income (Expense or Losses)

During the three months ended September 30, 2010, total other expenses or losses, net, amounted to $84,686 as compared to $244,867 for the three months ended September 30, 2009, a decrease of $160,181 or 65%.

For the three months ended September 30, 2010, net interest expense was $71,034 as compared to net interest income of $554 during the three months ended September 30, 2009, an increase of $71,588. This increase was due to the issuance of the 10% Secured Convertible Notes in a principal amount of $2,165,000 on February 22, 2010. Accordingly, interest expense increased for the three months ended September 30, 2010 as compared to the same period in 2009.

Other expense was $442 during the three months ended September 30, 2010 as compared to $6,242 for the same period in 2009.  The decrease was due to less disposal reimbursement and abnormal losses.

In order to maximize the return on our investment in swine, we routinely cull breeding swine that have lost their productivity. In addition, our herds are subject to ordinary risks of mortality. If a hog dies before sale and before we have fully depreciated our investment in the hog, we incur an expense equal to the unamortized cost of the hog.  Such incidences of swine mortality caused us an expense, recorded as “losses on disposal of fixed assets” or “losses on disposal of inventories” depending on the category of the deceased hog. In the three months ended September 30, 2010, our mortality losses were $ 48,479. This category of expense will vary from quarter to quarter, depending on factors such as weather, disease, seasonal factors, and other business concerns.  Losses on “disposal of fixed assets” or “losses on disposal of inventories” for the three months ended September 30, 2010 decreased by $298,453 as compared to the same period ended September 30, 2009.

In June 2010, we issued warrants in conjunction with the issuance of convertible Preferred B Stock. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Since we adopt ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard, those warrants issued in the June 2010 offering are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the quarter ended September 30, 2010 the change in the fair value of warrants was $13,210, which was recognized as other expense.

Income Taxes

Our provisions for income taxes for the three months ended September 30, 2010 and 2009 were $0 and $0, respectively. Our PRC subsidiaries were exempt from income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. But for that exemption, our income under Chinese accounting principles would be taxed at a rate of 25%. Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes while its subsidiary in the U.S., Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Our PRC subsidiaries expect to use their retained earnings to support our PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by Sen Yu International and Advanced Swine, during the three months ended September 30, 2010 and 2009. Therefore, for the quarter ended September 30, 2010 and 2009, income taxes were $0 and $0.

Net Income and Comprehensive Income

During the three months ended September 30, 2010, Sino-Canadian Sen Yu had a net income of approximately $5,140. In our Statements of Operations, the 40% of that income allocable to our joint venture partner was attributed to “Noncontrolling Interest” and subtracted from our net income.  In the future, if Sino-Canadian realizes a net loss, the 40% of that loss allocable to our joint venture partner will likewise be added to our net income.  Our net income for the quarter ended September 30, 2010, after that deduction, totaled $3,684,487.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended September 30, 2010, the effect of converting our financial results to U.S. dollars was to add $567,890 to our accumulated other comprehensive income.  During the quarter ended September 30, 2009, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was a decrease of $17,410 to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulting from our business operations, by loans from the local financial bureau in China and by loans from our shareholders.

Our working capital at September 30, 2010 totaled $34,370,596, an increase of $4,416,828 from our $29,953,767 in working capital as of June 30, 2010. The increase was approximately equal to the amount of advances to suppliers for the quarter ended September 30, 2010.  In general, since we expect to raise more quality commercial hogs in the next few years, we expect to advance more money to our suppliers, especially Wang Da, to provide Wang Da’s farmers with fodder to raise more commercial hogs. Consequently, our working capital will tend to fluctuate in proportion to our net income.

Net Cash (Used in) Provided by Operating Activities

As of September 30, 2010, there was an advance to suppliers of $35,208,988. In order to raise quality commercial hogs and control the quality of feeding materials and procedures, we entered into a cooperation agreement with Wang Da, our major feedstuff supplier, to provide our farmers fodder to raise their commercial hogs. Wang Da offsets the advances from us once it delivers commercial hogs raised by Wang Da farmers’ to us. Primarily as a result of the advance to suppliers, our cash used in operations was $871,500, despite $3,684,487 net income during the quarter ended September 30, 2010.

Net Cash Used in Investments Activities

Cash Used in Investment activities for the three months ended September 30, 2010 was $67,389 as compared to $10,811 for the three months ended September 30, 2009. This change was primarily attributable to proceeds from the sale of property and equipment, and the payment for the purchase of equipment and construction in progress during the three months ended September 30, 2010.

Net Cash Provided By Financing Activities

We currently have $1,106,753 in loans payable to non-affiliates, including $821,980 due to Jiamusi Financial Bureau and $298,902 due to Tang Yuan Financial Bureau, less a total discount on loans payable of $14,129. All of the loans are interest-free and all of them are payable on December 31, 2010.  The payment date for each of these loans has been extended in the past, as these agencies have made the loans for the purpose of supporting our operations. We expect the loans will be extended before the due day.

On February 22, 2010, we consummated an offering of 10% Secured Convertible Notes (the “Notes”) in the principal amount of $2,165,000. The Notes were sold at par to twelve investors. The maturity date of the Notes is February 22, 2011. Interest on the Notes at 10% per annum is payable quarterly. Payment of interest and principal is secured by a pledge of the Company’s shares owned by Ligang Shang, the majority shareholder of the Company. In the event that the Company completes an equity financing of $5 million or more (a “Qualified Financing”), the Notes will automatically convert into securities of like kind to the securities sold in the Qualified Financing at a 50% discount to the purchase price of the securities in the Qualified Financing.  If the Company does not complete such a Qualified Financing prior to the maturity date of the Notes, the Company will be required to issue to the Note-holders warrants to purchase shares of common stock at $1.50 per share, up to the principal amount of the Notes.

On June 11, 2010, we consummated a transaction with certain accredited investors, pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement. We raised gross proceeds of $2,420,000 and issued to the Investors an aggregate of (i) 1,152,380 shares of newly created Series B convertible preferred stock, par value $0.001 per share, with an initial one-to-one conversion ratio into shares of our common stock, par value $0.001 per share, (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of common stock (the “Series A Warrants”), and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of common stock (the “Series B Warrants”). Additionally, the Investors were granted an option to purchase up to $3,000,000 of additional Preferred Stock any time on or before December 11, 2010.  In connection with the 2010 June Private Placement, we also issued to Global Arena Capital Corp.(“Global”), our placement agent, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years. From the proceeds of the offering, we paid a fee of $116,160 to Global for the commission.  We also reimbursed the Placement Agent for its management and finance expenses totaling $53,240.  In addition, we incurred other direct costs in total amount of $60,455. As a result, we realized net proceeds of $2,190,145 from this offering.

We believe that we have sufficient funds to operate our existing business for the next twelve months. In addition to funds available from operations and loans from shareholders, we may need external sources of capital for expansion of our facilities and to increase the roster of our franchisee farmers, in order to reach our goal of producing one million commercial hogs in 2013. There can be no assurance that we will be able to obtain such additional financing on acceptable terms to us, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 4 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In preparation of our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three months ended September 30, 2010, there was no estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of our financial statements for the three months ended September 30, 2010.

Impact of Accounting Pronouncements

There were certain recent accounting pronouncements that may have a material effect on our financial position or results of operations. All of them are described under the Caption “Recent Accounting Pronouncements” on page 12 and 13 of Note 3, item "o" to the Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T).     Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.     Removed and Reserved

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

Sen Yu International, Inc.

November 15, 2010	By:	/s/ Zhenyu Shang
Zhenyu Shang Chief Executive Officer (Principal Executive Officer)

November 15, 2010	By:	/s/ Paul Li
Paul Li Chief Financial Officer (Principal Accounting Officer)