Form 10-K/A
period 2010-06-30
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2010-12-02
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

Documents Incorporated by Reference
None

TABLE OF CONTENTS

EXPLANATORY NOTE

Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc), or the Company, is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, or the Form 10-K, filed with the Securities and Exchange Commission, or SEC, on September 28, 2010 to revise the disclosure with regard to the number of Series B Convertible Preferred Shares issued in the June 2010 offering on page 11,  the number of weighted shares of common stock outstanding on a fully diluted basis and its effect on the diluted earnings per share in the Company’s Consolidated Statements of  Operation in Item 8, the adjustment description for the conversion prices of the Series B Convertible Preferred Stock in Note 12 to the Financial Statements, the weighted average effect of the dilutive securities in Note 13 to the Financial Statements,  and the number of shares of Series B Preferred Stock outstanding throughout this Form 10-K, including in Item 12 of Part III.

This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made to modify or update disclosures in the original Form 10-K except as noted above.  This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and any information not affected by the amendments contained in this Form 10-K/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC.  Currently dated Exhibits 31.1, 31.2, 32.1 and 32.2 are included in this Form 10-K/A.

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

Overview

Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc.) was founded as a Colorado corporation on June 29, 1983 and was re-domiciled to the State of Delaware on December 6, 2007. In connection with the Company’s change of domicile, the Company increased its authorized capital to 310,000,000 of which 300,000,000 are Common Stock, and 10,000,000 are Preferred Stock, each with a par value of $0.001 per share, with the preferred stock issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. Prior to August 13, 2009, the Company had not engaged in any business operations.

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

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended June 30,
	2010	2009

Revenues	$70,351,959	$50,392,533
Cost of Goods Sold	56,061,558	41,611,814
Gross Profit	14,290,401	8,780,719

Operating Expenses
Selling expenses	2,264,653	1,700,553
General and administrative expenses	4,952,867	619,490
Bad debt for advances to suppliers	524,179	1,003,691
Total Operating Expenses	7,741,699	3,323,734

Income From Operations	6,548,702	5,456,985

Other Income (Expense)
Interest expense, net	(70,953)	(25,128)
Other (expense) income, net	(6,453)	19,893
Losses on disposal of fixed assets	(109,098)	(606,179)
Losses on disposal of inventories	(245,514)	(762,185)
Total Other Expense	(432,018)	(1,373,599)

Income from Continuing Operations Before Income Taxes	6,116,684	4,083,386
Income Tax Provision	-	-

Net Income Before Noncontrolling Interest	6,116,684	4,083,386

Less: Net loss attributable to the noncontrolling interest	(145,630)	(430,400)

Net Income Attributable to Sen Yu International Holdings, Inc.	$6,262,314	$4,513,786

Earnings Per Share:
- Basic	$0.48	$108.97
- Diluted	$0.43	$0.23

Weighted Common Shares Outstanding *
- Basic	12,976,230	41,423
- Diluted	14,869,618	19,400,004

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

The conversion price of the Series B Convertible Preferred Stock is subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share.

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

13.	Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For the Fiscal Year Ended June 30,
	2010	2009
Basic:
Numerator:
Net income for basic calculation	$6,262,314	$4,513,786
Denominator:
Weighted average common shares	12,976,230	41,423
Net income per share — basic	$0.48	$108.97
Diluted:
Numerator:
Net income for basic calculation	$6,262,314	$4,513,786
Effect of dilutive securities issued	76,516	-
Net income for diluted calculation	$6,338,831	$4,513,786
Denominator:
Denominator for basic calculation	12,976,230	41,423
Weighted average effect of dilutive securities;
Series B and A Convertible Preferred Stock and warrants	1,892,388	19,358,581
Denominator for diluted calculation	14,869,618	19,400,004
Net income per share — diluted	$0.43	$0.23

14.	CONCENTRATION OF BUSINESS

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

At the close of business on September 28, 2010, we had 20,892,982 shares of Common Stock outstanding and 1,152,380 shares of Series B Preferred Stock outstanding. Shares of Series B Preferred Stock are convertible, at the option of the holder thereof, at any time, into Common Stock on a 1-to-1 basis. Holders of Series B Preferred Stock do not have voting rights.
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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of December, 2010.

Sen Yu International Holdings, Inc.

By:	/s/ Zhenyu Shang
Name: Zhenyu Shang
Tile: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenyu Shang	Chief Executive Officer, Chairman of the Board	December 2, 2010
Zhenyu Shang	(Principal Executive Officer)

/s/ Tongyu Zhang	Chief Financial Officer	December 2, 2010
Tongyu Zhang	(Principal Financial and Accounting Officer)

/s/ Ligang Shang	Director	December 2, 2010
Ligang Shang

INDEX TO EXHIBITS
Item 16. Exhibits

Exhibit No.	Description
2.1
Share Exchange Agreement dated August 12, 2009 among the company and the shareholders of Advanced Swine Genetics Co., Ltd. - incorporated by reference from Exhibit 10-a to the Current Report on Form 8-K filed on August 13, 2009.

3.1	Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on October 14, 2008 and incorporated herein by reference.
3.2	Certificate of Amendment of Certificate of Incorporation, effective on September 30, 2009 - incorporated by reference to Exhibit 3-a to the Current Report on Form 8-K filed on October 13, 2009.
3.3	Certificate of Elimination for Series A Convertible Preferred Stock - incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on May 16, 2010.
3.4	Certificate of Designations for Series A Convertible Preferred Stock - incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on June 14, 2010.
3.5	Bylaws - filed as an exhibit to the Annual Report on Form 10-KSB filed on October 14, 2008 and incorporated herein by reference.
4.2	Form of 10% Secured Convertible Notes issued on February 22, 2010 - incorporated by reference from Exhibit 10-a to the Current Report on Form 8-K filed on February 23, 2010.
10.1	Joint Venture Agreement with Polar Genetics, Inc. - incorporated by reference from Exhibit 10.1 to the Annual Report on Form 10-K filed on September 28, 2010.
10.2
English Translation of the Cooperation Agreement between Heilongjiang Sen Yu Animal Husbandry Co., Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd. - incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K filed on September 28, 2010.

10.6
Series B Convertible Preferred Stock and Warrant Purchase Agreement, dated June 11, 2010, by and between the company and the Investors. - incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2010.

10.7	Form of Series A Warrants - incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2010.
10.8	Form of Series B Warrants - incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on June 14, 2010.
10.9	Form of Series C Warrants - incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on June 14, 2010.
10.10	Form of Series D Warrants - incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on June 14, 2010.
10.11	Form of Series E Warrants - incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed on June 14, 2010.
21.1	List of subsidiaries of the company - incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K filed on September 28, 2010.
23.1*	Consent of MS Group CPA LLC.
31.1*	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* Filed herewith