Form 10-Q/A
period 2010-09-30
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2010-12-02
CIK 724915

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

SEN YU INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q/A

EXPLANATORY NOTE

Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc), or the Company, is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, or the Form 10-Q, filed with the Securities and Exchange Commission, or SEC, on November 15, 2010 to revise the disclosure with regard to derivative liabilities-warrants and other related changes in the Company’s Consolidated Balance Sheets in Part I, the change in fair value of warrants, the number of weighted shares of common stock outstanding on a fully diluted basis and its effect on the diluted earnings per share in the Company’s Consolidated Statements of Operation in Part I, net income before noncontrolling interest and foreign currency translation income in the Company’s Consolidated Statements of Comprehensive Income in Part I, net income and changes in fair value of warrants in the Company’s Consolidated Statements of Cash Flows in Part I, adjusted exercise prices of Series A and B Warrants, the summary status of Warrants Outstanding as of September 30, 2010, the fair value of those warrants as of September 30, 2010 in Item c of Note 13 to the Financial Statements, the net income for basic and diluted calculation, the weighted average effect of the dilutive securities in Note 14 to the Financial Statements, change in fair value of warrants and other related changes in the Result of Operation for three months ended September 30, 2010 in the Management’s Discussion and Analysis or Plan of Operation section (“MD&A”), total other expenses or losses and certain numbers in Other Income (Expense or Losses) section of MD&A, the accumulated other comprehensive income in Net Income and Comprehensive Income section of MD&A, numbers related to working capital in the Liquidity and Capital Resources section of MD&A, and the net income in Net Cash (Used in) Provided by Operating Activities section of MD&A.

This Form 10-Q/A continues to speak as of the date of the Form 10-Q and no attempt has been made to modify or update disclosures in the original Form 10-Q except as noted above. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures and any information not affected by the amendments contained in this Form 10-Q/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC.  Currently dated Exhibits 31.1, 31.2, 32.1 and 32.2 are included in this Form 10Q/A.

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

PART I – FINANCIAL INFORMATION

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
  (Stated in US Dollars)

	September 30, 2010	June 30, 2010
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and equivalents	$4,990,379	$5,825,842
Accounts receivable	627,419	-
Inventories, net	1,174,827	943,642
Advance to suppliers, net	35,208,988	30,830,691
Prepayments and other current assets	168,320	176,777
Total Current Assets	42,169,933	37,776,952

Property, Plant, Equipment and Breeding Stock, net	1,914,507	1,983,760
Construction in Progress	21,657	14,801
Total Long-Term Assets	1,936,164	1,998,561
Total Assets	44,106,097	39,775,513

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	320,613	390,644
Loans payable, net	1,106,753	1,066,924
Convertible note, net	2,165,000	2,165,000
Loans from shareholders/officers, net	8,538	5,460
Deferred interest income	14,129	39,036
Other current liabilities	16,694	1,721
Derivative liabilities-warrants	4,870,024	4,154,400
Total Current Liabilities	8,501,751	7,823,185
Total Liabilities	8,501,751	7,823,185
Shareholders’ Equity:
Series B Convertible Preferred Stock ,$0.001 par value,
	10,000,000 shares authorized,1,152,380 and zero shares
issued and outstanding, respectively	1,152	1,152
Common stock, $0.001 par value, 300,000,000 shares
	authorized, 20,892,982 issued and outstanding,
respectively *	20,893	20,893
Additional paid-in capital *	18,361,344	18,361,344
Reserve funds	4,197,440	3,570,029
Retained earnings	12,217,413	9,862,751
Accumulated other comprehensive income	1,534,898	967,009
Unearned compensation	(1,016,667)	(1,116,667)
Total Sen Yu International Holdings, Inc. Shareholders’ Equity	35,316,473	31,666,511
Noncontrolling Interest	287,873	285,817
Total Equity	35,604,346	31,952,328
Total Liabilities and Equity	$44,106,097	$39,775,513
*: As restated to show recapitalization and reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENEDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended September 30,
	2010	2009
	Unaudited	Unaudited

Revenues	$23,562,468	$21,895,508
Cost of Goods Sold	18,221,146	17,167,862
Gross Profit	5,341,322	4,727,646

Operating Expenses
Selling expenses	832,828	671,363
General and administrative expenses	485,824	68,172
Losses on disposal of fixed assets	48,479	107,753
Bad debt for advanced to suppliers	202,962	178,830
Total Operating Expenses	1,570,093	1,026,118

Income From Operations	3,771,229	3,701,528

Other Income (Expense)
Interest expense (income), net	(71,034)	554
Other expense net	(442)	(6,242)
Loss on disposal of inventories	-	(239,179)
Change in fair value of warrants	(715,624)	-
Total Other Expense	(787,100)	(244,867)

Income from Continuing Operations Before Income Taxes	2,984,129	3,456,661
Income Tax Provision		-

Net Income Before Noncontrolling Interest	2,984,129	3,456,661

Less: Net income (loss) attributable to the noncontrolling interest	2,056	(103,814)

Net Income Attributable to Sen Yu International Holdings, Inc.	$2,982,073	$3,560,475

Earnings Per Share:
- Basic	$0.14	$49.04
- Diluted	$0.12	$0.18

Weighted Common Shares Outstanding *
- Basic	20,892,982	72,598
- Diluted	25,101,494	20,031,181

*: As restated to show recapitalization and reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENEDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

	For the Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$2,984,129	$3,456,661
Other Comprehensive Income:
Foreign Currency Translation Income	567,889	17,410
Comprehensive Income	$3,552,018	$3,474,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ETHNDED SEPTEMBER 30, 2010
(UNAUDITED)
(Stated in US Dollars)
	For The Three Months Ended September 30,
	2010	2009
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net Income	$2,982,073	$3,560,475
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	122,476	131,668
Bad debt adjustment	202,963	178,830
Noncontrolling Interest	2,056	(103,814)
Consulting fees adjusted from deferred	100,000	-
Amortization of financing costs	48,300	-
Loss on disposal of fixed assets	48,479	107,753
Loss on disposal of inventories	6,277	239,179
Provision for losses on inventories	(1,245)	-
Change in fair value of warrants	715,624	-
Changes in operating assets and liabilities:
Accounts receivable	(627,419)	634,550
Inventories	(243,331)	(29,720)
Advanced to suppliers	(4,112,156)	(3,817,792)
Prepayments and other current assets	(37,602)	52,826
Accounts payable and accrued expenses	(67,651)	(83,410)
Customer deposit	-	24,580
Deferred interest income	(25,095)	(14,538)
Other current liabilities	14,751	(22,625)
Net Cash (Used in) Provided by Operating Activities	(871,500)	857,962
Cash Flows From Investing Activities:
Payment for purchase of equipment	(59,200)	(34,571)
Payment for construction in progress	(34,929)	-
Proceeds from sale of property and equipment	26,740	23,760
Net Cash Used in Investing Activities	(67,389)	(10,811)
Cash Flows From Financing Activities:
Proceeds from discount on loans payable	25,095	14,538
Payments for loans to shareholders/officers	(16,717)	(4,585)
Proceeds the repayment of loans by shareholders/officers	19,795	147,701
Net Cash Provided by Financing Activities	28,173	157,654
Net (Decrease)Increase in Cash and Equivalents	(910,716)	1,004,805
Effect of Exchange Rate Changes on Cash	75,253	2,811
Cash and Equivalents at Beginning of Period	5,825,842	82,854
Cash and Equivalents at End of Period	$4,990,379	$1,090,470
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$153,033	$-
Income taxes paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$22,755	$4,801
Construction in progress transferred out to be fixed assets	$28,745	$-
Majority shareholder waive his right to the Company’s debt	$-	$11,169,236
Offset debt by fixed assets	$6,648	$-

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

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into common stock issued by the Company.  Because the basic earnings was $0.48 per share for the fiscal year ended June 30, 2010, the Series A Warrants and Series B Warrants are exercisable at $2.62 and $3.58 per share for the three months ended September 30, 2010, respectively

Series C Warrants to Series E Warrants

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

Following is a summary of the status of A to E warrants activity as of September 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, July 1, 2010	2,237,834	$3.50	3.90	$2.65
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Adjusted by investment agreement	-	(0.41)	-	(0.64)
Outstanding, September 30, 2010	2,237,834	$3.09	3.90	$2.01

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

For the June 2010 Private Placement, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model. The fair value of those warrants was calculated at $4,870,024 as derivative liabilities warrants as of September 30, 2010.

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

14.	Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended September 30
	2010	2009
	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	2,982,073	3,560,475
Denominator:
Weighted average common shares	20,892,982	72,598
Net income per share — basic	0.14	49.04

Diluted:
Numerator:
Net income for basic calculation	2,982,073	3,560,475
Effect of dilutive securities issued	76,516	-
Net income for diluted calculation	3,058,589	3,560,475
Denominator:
Denominator for basic calculation	20,892,982	72,598
Weighted average effect of dilutive securities;
Series B convertible preferred stock and warrants,
and series A convertible preferred stock	4,208,512	19,958,583
Denominator for diluted calculation	25,101,494	20,031,181
Net income per share — diluted	0.12	0.18

15.	Concentration of Business

a.	Financial Risks

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

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

	For Three Months		For Three Months		2010 v.s 2009
	Ended September 30, 2010		Ended September 30, 2009		Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenues	$23,562,468		$21,895,508		$1,666,960	8%
Cost of Goods Sold	18,221,146	77.33%	17,167,862	78.41%	1,053,284	6.14%
Gross Profit	5,341,322	22.67%	4,727,646.00	21.59%	613,676	13%
Operating Expenses
Selling expenses	832,828		671,363		161,465	24%
Bad debt for advanced to suppliers	202,962		178,830		24,132	13%
Losses on disposal of fixed assets	48,479		107,753		(59,274)	-55%
General and administrative expenses	485,824		68,172		417,652	613%
Total Operating Expenses	1,570,093	6.66%	1,026,118	4.69%	543,975	53%
Income From Operations	3,771,229	16.01%	3,701,528	16.91%	69,701	2%
Other Income (Expenses or Losses)
Interest (expenses) income, net	(71,034)		554		(71,588)	-12922%
Other expenses, net	(442)		(6,242)		5,800	-93%
Loss on disposal of inventories	-		(239,179)		239,179	-100%
Change in fair value of warrants	(715,624)		-		(715,624)	0%
Total Other Expenses or Losses	(787,100)		(244,867)		(542,233)	211%
Income from Continuing Operations Before Income Taxes	2,984,129	12.66%	3,456,661	15.79%	(472,532)	-14%
Income Tax Provision	-		-		-
Net Income Before Noncontrolling Interest	2,984,129	12.66%	3,456,661	15.79%	(472,532)	-14%
Less: Net income (loss) attributable to the noncontrolling interest	2,056		(103,814)		105,870	-102%
Net Income Attributable to Sen Yu International Holdings, Inc.	$2,982,073		$3,560,475		$(578,402)	-16%

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

Other Income (Expense or Losses)

During the three months ended September 30, 2010, total other expenses or losses, net, amounted to $787,100 as compared to $244,867 for the three months ended September 30, 2009, an increase of $542,233 or 221%.

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

In June 2010, we issued warrants in conjunction with the issuance of convertible Preferred B Stock. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Since we adopt ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard, those warrants issued in the June 2010 offering are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the quarter ended September 30, 2010 the change in the fair value of warrants was $715,624, which was recognized as other expense.

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

Net Income and Comprehensive Income

During the three months ended September 30, 2010, Sino-Canadian Sen Yu had a net income of approximately $5,140. In our Statements of Operations, the 40% of that income allocable to our joint venture partner was attributed to “Noncontrolling Interest” and subtracted from our net income.  In the future, if Sino-Canadian realizes a net loss, the 40% of that loss allocable to our joint venture partner will likewise be added to our net income.  Our net income for the quarter ended September 30, 2010, after that deduction, totaled $2,982,073.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended September 30, 2010, the effect of converting our financial results to U.S. dollars was to add $567,889 to our accumulated other comprehensive income.  During the quarter ended September 30, 2009, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was a decrease of $17,410 to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulting from our business operations, by loans from the local financial bureau in China and by loans from our shareholders.

Our working capital at September 30, 2010 totaled $33,668,182, an increase of $3,714,415 from our $29,953,767 in working capital as of June 30, 2010. The increase was approximately equal to the amount of advances to suppliers for the quarter ended September 30, 2010.  In general, since we expect to raise more quality commercial hogs in the next few years, we expect to advance more money to our suppliers, especially Wang Da, to provide Wang Da’s farmers with fodder to raise more commercial hogs. Consequently, our working capital will tend to fluctuate in proportion to our net income.

Net Cash (Used in) Provided by Operating Activities

As of September 30, 2010, there was an advance to suppliers of $35,208,988. In order to raise quality commercial hogs and control the quality of feeding materials and procedures, we entered into a cooperation agreement with Wang Da, our major feedstuff supplier, to provide our farmers fodder to raise their commercial hogs. Wang Da offsets the advances from us once it delivers commercial hogs raised by Wang Da farmers’ to us. Primarily as a result of the advance to suppliers, our cash used in operations was $871,500, despite $2,982,073 net income during the quarter ended September 30, 2010.

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

Sen Yu International, Inc.

December 2, 2010	By:	/s/ Zhenyu Shang
Zhenyu Shang Chief Executive Officer (Principal Executive Officer)

December 2, 2010	By:	/s/ Paul Li
Paul Li Chief Financial Officer (Principal Accounting Officer)