Form 10-Q
period 2010-12-31
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2011-02-14
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number:  000-12792

SEN YU INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0916585 (I.R.S. Employer Identification No.)

19 West 44th Street, Suite 1108 New York, NY 10036
(Address of principal executive offices, including zip code)

Registrant’s telephone number (including area code):  (212-997-8585)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [    ]

As of February 10, 2011, there were 20,892,982 shares of the company’s common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

SEN YU INTERNATIONAL HOLDINGS, INC.
 (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31, 2010	June 30, 2010
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and equivalents	$14,953,181	$5,825,842
Inventories, net	1,574,114	943,642
Advance to suppliers, net	32,445,221	30,830,691
Prepayments and other current assets	101,918	176,777
Total Current Assets	49,074,434	37,776,952

Property, Plant, Equipment and Breeding Stock, net	1,912,294	1,983,760
Construction in Progress	264	14,801
Total Long-Term Assets	1,912,558	1,998,561

Total Assets	50,986,992	39,775,513

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	345,272	390,644
Loans payable, net	1,073,590	1,066,924
Convertible note, net	2,165,000	2,165,000
Loans from shareholders/officers, net	427,310	5,460
Deferred interest income	62,376	39,036
Other current liabilities	23,539	1,721
Contingent liabilities	42,750	-
Derivative liabilities-warrants	5,738,146	13,654,111
Total Current Liabilities	9,877,983	17,322,896
Total Liabilities	9,877,983	17,322,896

Shareholders' Equity:

Series B Convertible Preferred Stock ,$0.001 par value, 10,000,000 shares authorized,1,152,380 shares issued and outstanding, respectively	1,152	1,152
Common stock, $0.001 par value, 300,000,000 shares authorized, 20,892,982 issued and outstanding, respectively	20,893	20,893
Additional paid-in capital	10,860,373	10,860,373
Reserve funds	5,119,179	3,570,029
Retained earnings	23,566,924	7,864,011
Accumulated other comprehensive income	2,174,754	967,009
Unearned compensation	(916,667)	(1,116,667)
Total Sen Yu International Holdings, Inc. Shareholders' Equity	40,826,608	22,166,800
Noncontrolling Interest	282,401	285,817
Total Equity	41,109,009	22,452,617
Total Liabilities and Equity	$50,986,992	$39,775,513

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC.
 (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in U.S. Dollars)

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$29,081,466	$22,996,905	$52,643,934	$44,892,413
Cost of Goods Sold	22,049,508	17,677,254	40,270,654	35,084,295
Gross Profit	7,031,958	5,319,651	12,373,280	9,808,118

Operating Expenses
Selling expenses	981,379	685,947	1,814,207	1,357,310
General and administrative expenses	512,010	231,406	997,835	299,578
Losses on disposal of fixed assets	669	27	49,148	107,780
Bad debt (recover) expense for advanced to suppliers	(162,677)	205,154	40,285	383,984
Total Operating Expenses	1,331,381	1,122,534	2,901,475	2,148,652

Income From Operations	5,700,577	4,197,117	9,471,805	7,659,466

Other Income (Expense)
Interest (expense) income, net	(68,100)	1,266	(139,134)	1,820
Other income (expense), net	453	(209)	11	(6,451)
Change in fair value of warrants	5,571,124	-	7,915,965	-
Total Other Income (Expense )	5,503,477	1,057	7,776,842	(4,631)

Income from Continuing Operations Before Income Taxes	11,204,054	4,198,174	17,248,647	7,654,835
Income Tax Provision	-	-	-	-

Net Income Before Noncontrolling Interest	11,204,054	4,198,174	17,248,647	7,654,835

Less: Net loss attributable to the noncontrolling interest	(5,472)	(9,973)	(3,416)	(113,787)

Net Income Attributable to Sen Yu International Holdings, Inc.	$11,209,526	$4,208,147	$17,252,063	$7,768,622

Earnings Per Share:
- Basic	$0.54	$0.36	$0.83	$1.33
- Diluted	$0.44	$0.36	$0.67	$1.33

Weighted Common Shares Outstanding *
- Basic	20,892,982	11,613,459	20,892,982	5,841,022
- Diluted	25,368,517	11,613,459	25,918,821	5,841,022

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC .
(F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (UNAUDITED)
 (Stated in U.S. Dollars)

	For The Six Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$17,248,647	$7,654,835
Other Comprehensive Income:
Foreign Currency Translation Income	1,207,745	15,127
Comprehensive Income	$18,456,392	$7,669,962

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC.
(F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(Stated in U.S. Dollars)

	For The Six Months Ended December 31,
	2010	2009
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net Income	$17,252,063	$7,768,622
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	250,927	255,143
Bad debt adjustment	40,285	383,984
Noncontrolling Interest	(3,416)	(113,787)
Consulting fees adjusted from deferred	200,000	-
Interest adjust for discount on loan payable	21,692	(26,286)
Amortization of financing costs	96,600	-
Loss on disposal of fixed assets	49,148	107,780
Loss on disposal of inventories	7,801	245,885
Provision for losses on inventories	(1,245)	-
Change in fair value of warrants	(7,915,965)	-
Changes in operating assets and liabilities:
Accounts receivable	-	634,550
Inventories	(656,510)	(760,026)
Advanced to suppliers	(797,370)	(7,680,037)
Prepayments and other current assets	(19,048)	20,507
Accounts payable and accrued expenses	(47,788)	140,962
Customer deposit	-	24,046
Deferred interest income	(21,692)	26,286
Contingent liabilities	42,750	-
Other current liabilities	21,196	(21,147)
Net Cash Provided by Operating Activities	8,519,428	1,006,482

Cash Flows From Investing Activities:
Payment for purchase of equipment	(69,700)	(34,568)
Payment for construction in progress	(69,062)	-
Proceeds from sale of property and equipment	26,967	23,906
Net Cash Used in Investing Activities	(111,795)	(10,662)

Cash Flows From Financing Activities:
Repayments for loans from shareholders/officers	(19,863)	(6,585)
Proceeds the repayment of loans by shareholders/officers	440,522	150,701
Net Cash Provided by Financing Activities	420,659	144,116

Net Increase in Cash and Equivalents	8,828,292	1,139,936
Effect of Exchange Rate Changes on Cash	299,047	773
Cash and Equivalents at Beginning of Period	5,825,842	82,854
Cash and Equivalents at End of Period	$14,953,181	$1,223,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$229,549	$-
Income taxes paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$61,062	$4,801
Construction in progress transferred out to be fixed assets	$83,606	$-
Majority shareholder waive his right to the Company's debt	$-	$11,169,236
Offset debt by fixed assets	$6,704	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC.
(F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Stated in U.S. Dollars)

1.	Interim Financial Statements:

The unaudited consolidated financial statements of Sen Yu International Holdings, Inc. f/k/a China Swine Genetics Inc. (“Sen Yu International” or the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles  ( the “U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. These interim financial statements should be read in conjunction with that report.

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

On August 13, 2009, Sen Yu International acquired all of the outstanding capital stock of Advanced Swine Genetics, Inc., a Nevada corporation (“Advanced Swine”). In exchange for the outstanding shares of Advanced Swine, Sen Yu International issued 4,646.059.33 shares of its Series A Convertible Preferred Stock (“Preferred A Stock”) to the shareholders of Advanced Swine (the “Share Exchange”).  Each share of Preferred A Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of common stock.  In November 2009, all shares of Preferred A Stock were converted into 20,044,689 (with additional fractional shares issued in or after November 2009) shares of Sen Yu International’s common stock, representing approximately 99% of the issued and outstanding shares.

Effective on September 30, 2009, the Company filed an amendment to its certificate of incorporation to change the name of the Company from Apogee Robotics, Inc. to “China Swine Genetics, Inc.” and implementing a 1-for-24 reverse split of the Company’s common stock.  On June 28, 2010, the Company changed its name to “Sen Yu International Holdings, Inc.”

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It is an intermediate holding company without its own operations. On February 28, 2008, Advanced Swine acquired 100% of the equity interests of Heilongjiang Sen Yu Animal Husbandry Co., Ltd. (“Heilongjiang Sen Yu”). Heilongjiang Sen Yu was incorporated on September 3, 2004, under the laws of the People’s Republic of China (“PRC”). On December 20, 2007, Advanced Swine entered into the stock transfer agreement with Heilongjiang Sen Yu through which Advanced Swine acquired all the equity interests of Heilongjiang Sen Yu. The share transfer was approved on February 4, 2008 by the Heilongjiang Provincial Government, and the new business license of Heilongjiang Sen Yu with the new shareholder’s name was issued on February 28, 2008 by Jiamusi Administration for Industry and Commerce. As a result, Heilongjiang Sen Yu became a foreign wholly owned enterprise on February 28, 2008.

Heilongjiang Sen Yu was originally founded with registered capital of RMB10 million (equivalent to approximately $1,208,211) on September 3, 2004 and increased its registered capital to RMB50 million (equivalent to approximately $6,165,762) and RMB80 million (equivalent to approximately $9,933,896) on January 18 and August 29, 2006, respectively.

Heilongjiang Sen Yu was in the development stage and incurred minor selling expenses and significant general and administrative expenses prior to September, 2005. In September 2005, Heilongjiang Sen Yu accepted its first sales order of commercial hogs and breeding swine, and started its business as a farm enterprise for breeding, feeding and marketing the grandparent and parent generation breeding swine, and commercial hogs.

In November 2010, Jiamusi Development and Reform Commission approved Heilongjiang Sen Yu's change of domicile to Cultural Palace, 6th Floor, Qianjin District Jiamusi City, Heilongjiang Province.

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

Sen Yu International, Advanced Swine, Heilongjiang Sen Yu, and Sino-Canadian Sen Yu will be referred to, collectively, “the Company” in the accompanying consolidated financial statements.

	3.	Basis of Presentation

a.	Fiscal Year

The Company’s fiscal year ends on June 30. The accompanying consolidated financial statements of operations and cash flows include activities for the three months and six months ended December 31, 2010 and 2009.

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

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (the “PRC GAAP”). Necessary adjustments were made to the subsidiaries’ statutory accounts to conform to U.S. GAAP to be included in these consolidated financial statements.

	4.	Summary of Significant Accounting Policies

a.	Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount reported in the unaudited consolidated financial statements and the accompanying notes. Significant estimates include the estimated useful lives and fair values of the assets. Actual results could differ from those estimates.

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

The following rates are used in translating the RMB to the U.S. dollar presentation disclosed in these consolidated financial statements for the six months ended December 31, 2010 and 2009, respectively.

		For The Six Months Ended December 31,
		2010	2009
Assets and liabilities	the six months ended rate of U.S. dollar/RMB	$0.15146	$0.14649

Revenue and expenses	average rate of U.S. dollar/RMB	$0.14899	$0.14639

c.	Revenue Recognition

Revenues from products sales are recorded when both title to the goods and risk of ownership are transferred to the customer upon shipment, provided that no significant obligations remain. Net sales reflect units shipped at selling prices reduced by certain sales allowances.

d.	Income Taxes

Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes, and its U.S. subsidiary, Advanced Swine, is subject to U.S. federal income taxes. Its PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. In particular, under current PRC tax laws, Heilongjiang Sen Yu and Sino-Canadian Sen Yu are exempt from corporate income tax in China for as long as they operate in the hog farming industry. However, the exemption is subject to review by the Jiamusi City State Tax Bureau every three years and the next review for both Heilongjiang Sen Yu and Sino-Canadian Sen Yu will be on May 31, 2012. The Company’s PRC subsidiaries expect to use their retained earnings to fund their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by Sen Yu International or Advanced Swine, during the six months ended December 31, 2010 and 2009. Therefore, for the six months ended December 31, 2010 and 2009, the Company’s income taxes were $0 and $0.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At December 31, 2010 and June 30, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Per historical records, the Company had no uncollectible amounts. Therefore, the Company had not recorded any allowance for uncollectible accounts as of December 31, 2010 and 2009.

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

In order to acquire significant amounts of commercial hogs, the Company advanced additional money to the hog supplier Heilongjiang Wang Da Feedstuff Co., Ltd. (“Wang Da”). Since the advances to Wang Da were a significant part of total assets, the Company’s subsidiary, Heilongjiang Sen Yu, adopts a bad debt allowance of 5% of the amount of advances to Wang Da commencing April 2009.

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

Cost of sales consists primarily of direct and indirect manufacturing costs, including direct labor costs, depreciation, manufacturing overhead, and costs of purchases of hogs and fodder.

n.	Selling, General and Administrative Costs

Selling costs consist primarily of salaries, freight costs and advertising fees, which are incurred in the course of the sale of goods. General and administrative costs consist of salaries, entertainment expenses, consulting fees, fees to professionals and other expenses.

o.	Fair Value Measurements

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, advance to suppliers, accounts payable, accrued expenses, customer deposits, loans payable, and convertible note, the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables, certain other current assets and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

p.	Reclassifications

Certain amounts reflected in the consolidated financial statements for the six months ended December 31, 2009 have been reclassified to conform to the presentation for the six months ended December 31, 2010.

q.	Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a roll forward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010 and is currently evaluating the impact the new disclosure requirements will have on its financial statements and notes

5.	Inventories

Inventories on December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
Raw materials	$112,522	$46,518
Work in progress	839,246	739,597
Finished goods	622,346	158,772
Less: Inventories provision	-	1,245
Total	$1,574,114	$943,642

Inventory turnover for the six months ended December 31, 2010 and 2009 consisted of the following:

	For The Six Months Ended December 31,
	2010	2009
Inventory Turnover	32.19	27.79

Cost of goods sold increased for the six months ended December 31, 2010 as compared to the same period in 2009 as a result of the increase in sales. Average inventories decreased in the six months ended December 31, 2010 as compared to the same period in 2009. As a result, the inventories turnover rate, which equals the cost of goods sold divided by the average inventory, for the six months ended December 31, 2010 was higher than that in the same period in 2009.

6.	Advanced to Suppliers, Net

Heilongjiang Sen Yu entered into a cooperation agreement with Wang Da, a professional fodder provider and a collector for good quality commercial hogs from farmers for Heilongjiang Sen Yu, on October 11, 2007. Pursuant to that agreement, Heilongjiang Sen Yu agrees to advance money to Wang Da to support Wang Da’s farmers’ use of quality feedstuff to raise their commercial hogs, and then Wang Da collects the hogs and sells them to Heilongjiang Sen Yu once they mature. Wang Da can offset the advances once it delivers the matured commercial hogs to Heilongjiang Sen Yu. In order to expand the Company’s farmer-based production model and retrieve significant amounts of hogs in the near future from Wang Da, Heilongjiang Sen Yu advanced an aggregate amount of RMB 225,438,656 (equivalent to approximately $34,145,421) to Wang Da as of December 31, 2010. Heilongjiang Sen Yu adopted a bad debt allowance at 5% of the total amount of advances or the six months ended December 31, 2010 and 2009.

Accordingly, the bad debt allowances were RMB 11,271,933 (equivalent to approximately $1,707,271) and RMB 11,001,547 (equivalent to approximately $1,622,302) as of December 31, 2010 and June 30, 2010, respectively. Including the amount of advances to suppliers by Sino-Canadian Sen Yu, the Company had a total net advances to suppliers as of December 31, 2010 and June 30, 2010 as follows:

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
Advances to suppliers	$34,152,492	$32,452,993
Less: Accumulated bad debt allowance	1,707,271	1,622,302
Advances to suppliers, net	$32,445,221	$30,830,691

Heilongjiang Sen Yu entered into a supplementary agreement with Wang Da on December 12, 2008 to secure Heilongjiang Sen Yu’s advances to Wang Da. Pursuant to the supplementary agreement, in the event  Wang Da  breaches the terms of the cooperation agreement, Heilongjiang Sen Yu can exercise the following rights to secure its advances to Wang Da: (1) step into Wang Da’s shoes without any condition, and have all creditor’s rights of Wang Da with its contracted farmers, and (2) if such rights still do not satisfy the loss of Heilongjiang Sen Yu, Heilongjiang Sen Yu will have a secured interest in all of Wang Da’s assets, which include but are not limited to the building, equipment, and working capital of Wang Da. Heilongjiang Sen Yu renewed the cooperation agreement with Wang Da on January 1, 2009. Heilongjiang Sen Yu advances to Wang Da, and Wang Da in turn provides fodder to farmers on credit at discount rates obtained through volume purchasing. Wang Da also guarantees to its contracted farmers the repurchase of the matured commercial hogs that meet Heilongjiang Sen Yu’s quality standards. In case Wang Da breaches the terms of the cooperation agreement, Heilongjiang Sen Yu can still exercise the above rights to secure its advances to Wang Da.

Advances to suppliers aging as of December 31, 2010 and June 30, 2010 consisted of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
Less than 90 days	$11,823,768	$9,082,676
91days-180 days	20,058,548	13,718,027
181days-365 days	2,270,176	9,649,092
More than 365 days	-	3,198
Total	$34,152,492	$32,452,993

The Company’s advances to suppliers with ages of less than 90 days represented approximately 35% and 28% of total advances to suppliers as of December 31, 2010 and June 30, 2010, respectively.

The turnover rate for advances to Wang Da for the six months ended December 31, 2010 and 2009 were as the following:

	For The Six Months Ended December 31,
	2010	2009
turnover rate for advances to Wang Da	1.24	1.38

The purchases of commercial hogs from Wang Da increased for the six months ended December 31, 2010 as compared to the same period in 2009 as a result of the Company’s increase in sales of commercial hogs. In order to acquire large number of commercial hogs in the coming year, the amount of average advances to Wang Da increased for the quarter ended December 31, 2010 as compared to the same period in 2009. However, the increased amount of average advances was greater than the amount of increased purchases of commercial hogs during the current period. As a result, the turnover rate of advances to Wang Da for the six months ended December 31, 2010 was lower than in that the same period in 2009.

7.	Prepayments and Other Current Assets

As of December 31, 2010 and June 30, 2010, prepayments and other current assets consisted of the following:
	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
Prepaid rent	$16,366	$15,751
Advances to employees	12,262	3,401
Other receivable	73,290	157,625
Total	$101,918	$176,777

8.	Property, Plant, Equipment, and Breeding Stock, Net

Property, Plant, Equipment, and Breeding Stock, less accumulated depreciation, consisted of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
Buildings and improvements	$1,824,140	$1,775,956
Land improvements	287,795	280,193
Leasehold improvements	119,728	116,446
Machinery and equipments	717,775	684,077
Breeding stock	630,070	556,320
Sub-Total	3,579,508	3,412,992
Less: Accumulated depreciation	1,667,214	1,429,232
Total	$1,912,294	$1,983,760

Depreciation expenses for the six months ended December 31, 2010 and 2009 were $250,927 and $255,143, respectively. Loss on disposal of fixed assets for the six months ended December 31, 2010 and 2009 was $49,148 and $107,780, respectively.

9.	Loans Payable, Net

Loans payable as of December 31, 2010 and June 30, 2009 consisted of the following:

Loans payable, net, current maturities	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
On December 1 and 16, 2005, the Company obtained loans in amounts of RMB 2.8 million (equivalent to $424,095 and $412,891 as of December 31, 2010 and June 30, 2010, respectively) and RMB0.7 million (equivalent to $106,023 and $103,223 as of December 31 and June 30, 2010, respectively) from the Jiamusi Government Financial Bureau (“JGFB”) by pledging certain buildings in Huanan, which have a carrying value of approximately RMB2.6 million (equivalent to $393,802). The term of the debt was originally from October 31, 2005 to 2007. Since the Company is an agricultural enterprise and its business is supported by the Chinese Government, these loans do not bear interest, and the original due date has been extended to December 31, 2011.	$530,118	$516,114

On April 20 and September 25, 2007, the subsidiary of the Company, Sino-Canadian, obtained loans in amounts of RMB1.5 million (equivalent to $227,193 and $221,192 as of December 31, 2010 and June 30, 2010, respectively) and RMB0.5 million (equivalent to $75,731 and $73,731 as of December 31, 2010 and June 30, 2010, respectively) from the TangYuan Government Financial Bureau (“TGFB”) by pledging certain buildings in Heijinhe, which have a carrying value of approximately RMB5.1 million (equivalent to $772,457). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the Chinese government supports the Company's business, these loans do not bear interest and all of their due dates have been extended to December 31, 2011.
	302,924	294,923

On May 9, 2007, the Company obtained a loan in the amount of RMB2 million (equivalent to $302,924 and $294,923 as of December 31, 2010 and June 30, 2010, respectively) from JGFB by pledging certain buildings in Huanan, which have a carrying value of approximately RMB1.5 million (equivalent to $227,193). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the government supports the Company's business, this loan does not bear interest and the due date has been extended to December 31, 2011.	302,924	294,923

Total loans payable, current maturities	$1,135,966	$1,105,960
Less: discount on loans payable, current	62,376	39,036
Total loans payable, net, current maturities	$1,073,590	$1,066,924

10.	Convertible Note, Net

On February 22, 2010, the Company consummated an offering of 10% Secured Convertible Notes (the “Notes”) in the principal amount of $2,165,000. The Notes were sold at par to twelve investors. The maturity date of the Notes is February 22, 2011. Interest on the Notes of 10% per annum is payable quarterly. Payment of interest and principal is secured by a pledge of the Company’s shares owned by Ligang Shang, the majority shareholder of the Company. In the event the Company completes an equity financing of $5 million or more (a “Qualified Financing”), the Notes will automatically convert into securities of like kind to the securities sold in the Qualified Financing at a 50% discount to the purchase price of the securities in the Qualified Financing.  If the Company does not complete such a Qualified Financing prior to the maturity date of the Notes, the Note holders shall be repaid, in cash, the principal amount of the Notes plus interest, and the Company will be required to issue to the Note holders warrants to purchase common stock at $1.50 per share, up to the principal amount of the Notes. The Company applies ASC Topic 470 to determine the classification of its convertible debt. In accordance with the guidance, when convertible debt is issued and conversion features that are not beneficial at the commitment become beneficial upon the occurrence of a future event, no value is apportioned to the conversion feature. Therefore, convertible debt is entirely recorded in liabilities. The total amount of convertible notes was $2,165,000 as of December 31, 2010.

11.	Loans from Shareholders/Officers, Net

Loans from shareholders/officers are unsecured, non-interest bearing, and have no set repayment date. In the quarter ended September 30, 2009, in order to increase the working capital of the Company, the majority shareholder, Mr. Ligang Shang, waived his right to collect the Company’s debt to him in an aggregate amount of $11,169,236.  That sum was added to paid-in capital as of September 30, 2009. As a result, the total net amount of loans from the shareholders/officers was $427,310 as of December 31, 2010.

12.	Commitments

The Company enters into commercial hog sales contracts with its major customers to decrease its market risk in the ordinary course of business. The Company utilizes these contracts to establish adequate sales to minimize the risk of market fluctuations. The Company continually monitors its overall market position and fair value. The contracts information are listed as follows:
Contract #	Sales Contracts	Client’s Name	Contract Term	Sales Quantities
1	Commercial hogs sales	Beijing Da Hongmen	From September 29, 2010 to September 28, 2011	200,000 hogs per year
2	Commercial hogs sales	Beijing Fifth Meat Factory	From August 29, 2010 to August 28, 2011	300,000 hogs per year

	Sales Price	Hog Average Weight	Hogs Quality	Penalty
1	Market value in Beijing area	From 75kg to 90kg	second or/and third generation of merchandise hogs	1% penalty if the merchandise hogs delivered late
2	Market value in Beijing area	From 75 kg to 90kg	second or/and third generation of merchandise hogs	1% penalty if the merchandise hogs delivered late

The Company leases certain office space and employee lodgings. The rental under operating leases were $78,006 and $ 93,745 for the six months ended December 31, 2010 and 2009, respectively. Future minimum rental commitments on December 31, 2010, are as follows:

For The Six Months Ending December 31,	Amount
2011	$185,033
2012	156,317
2013	93,812
2014	1,490
2015	1,490
Thereafter	27,811
Total minimum payments required	$465,953

13.	Stockholders’ Equity

a.	Preferred Stock

The Board is authorized to designate the preferred stock in classes, and to determine the rights, privileges and limitations of the shares in each class. There were 10,000,000 of preferred stock authorized, par value $0.001 per share.

b.	Series A Convertible Preferred Stock

In exchange for the outstanding shares of Advanced Swine, the Company issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine.  Each share of Series A Preferred Stock was convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of common stock. There were 4,800 and 0 shares of Series A Preferred Shares authorized, with par value $0.001 per share, as of June 30, 2009 and 2010, respectively.

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

On June 11, 2010, the Company consummated an offering with certain accredited investors pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement (“2010 June Private Placement”). The Company raised gross proceeds of $2,420,000 and issued to the investors an aggregate of (i) 1,152,380 shares of Series B convertible preferred stock, par value $0.001 per share, with an initial one-to-one conversion ratio into shares of the Company’s common stock, par value $0.001 per share (“Preferred B Stock”), (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of common stock (the “Series A Warrants”), and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of common stock (the “Series B Warrants”). Additionally, the Investors were granted an option to purchase up to $3,000,000 of additional Preferred B Stock any time on or before December 11, 2010.  In connection with the 2010 June Private Placement, the Company also issued to Global Arena Capital Corp., the Company’s placement agent (“Global”), and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years. From the proceeds of the offering, the Company paid a fee of $116,160 to the placement agent as commission.  The Company also reimbursed the placement agent for its management and finance expenses totaling $53,240.  In addition, the Company incurred other direct costs of $60,455. As a result, the Company realized net proceeds of $2,190,145 from the offering.

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

Series A Warrants and Series B Warrants

The Series A Warrants and Series B Warrants are exercisable at $3.00 and $4.10 per share, respectively. Both series of warrants will expire on June 10, 2013. As long as any Series B Convertible Preferred Stock, Series A Warrant or Series B Warrant is held by a 2010 June Private Placement investor, the Company is prohibited from entering into any subsequent financing involving issuances of securities of the Company (the “Subsequent Financing” ), if (i) the securities issued therein are convertible into common stock at variable conversion rates, or (ii) an investor in the Subsequent Financing is granted the right to receive additional shares based on future transactions of the Company on more favorable terms than those granted to 2010 June Private Placement investors. The Securities Purchase Agreement also contains certain transfer restrictions and anti-dilution provisions.

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into common stock issued by the Company.  The Company’s basic earnings per share was $0.33 for the fiscal year ended June 30, 2010. As a result, the exercise price for Series A Warrants and Series B Warrants was adjusted to $1.80 and $2.46 per share, respectively.

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

Following is a summary of the status of Series A to E warrants activity as of December 31, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, July 1, 2010	2,237,834	$2.22	3.15	$3.93
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Adjusted by investment agreement	-	-	(0.51)	(3.54)
Outstanding, December 31, 2010	2,237,834	$2.22	2.64	$0.39

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

As a result of adopting this ASC 815-40 “Accounting for Derivative Financial Instruments” standard, warrants issued in the June 2010 Private Placement are treated as derivative liabilities warrants because the strike price of the warrants is denominated in U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

For the June 2010 Private Placement, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 293.7%, Risk free interest rate 0.95% for series A and B warrants, and Risk free interest rate 1.77% for series C to E warrants. The fair value of those warrants was calculated at $5,738,146 as derivative liabilities warrants as of December 31, 2010.

d.	Common Stock

The Company has 300,000,000 authorized shares of common stock, par value $0.001 per share. After recapitalization, the Company had 41,423 shares of common stock outstanding and issued as of June 30, 2009. In November 2009, 4,646.05933 outstanding shares of Series A Convertible Preferred Stock were converted into 20,044,689 shares of common stock. On January 29, 2010, the Board authorized, and on February 2, 2010, the Company issued, 5,000 shares of common stock to a consultant for services rendered during the term from January 29, 2010 to June 30, 2010.  On May 3, 2010, the Board authorized, and the Company issued 200,000 shares of common stock to Mr. Cong and Mr. Hau for services rendered during the period from April 16, 2010 to April 15, 2013. In addition, the Company issued to Primary Capital LLC and one individual, Mr. Ming Liu, 361,870 and 240,000 shares of restricted common stock of the Company on June 9, 2010, respectively. As a result, the Company had 20,892,982 shares of common stock outstanding and issued as of December 31, 2010.

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

Effective on September 30, 2009, the Company implemented a 1-for-24 reverse split of the Company’s common stock. No fractional shares or scrip were issued; rather, in the case of each shareholder who held less than one whole share or held 100 or more shares after the reverse split, the Company purchased all fractional shares resulting from the reverse split for $5.28 per share.  In the case of each shareholder who would otherwise hold at least one but less than 100 shares as a result of the reverse split, the Company issued a number of shares equal to the difference between the shares held by the shareholder and 100, so that each such shareholder owns 100 whole shares.

All presentations regarding outstanding common stock in these financial statements have been adjusted to reflect the reverse split as if it had occurred on July 1, 2007.

f.	Additional Paid-In Capitals

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $10,860,373 recorded as additional paid-in capital as of December 31, 2010.

g.	Shares Base Compensation and Unearned Compensation

On January 29, 2010, the Board authorized, and on February 2, 2010 the Company issued, 5,000 shares of common stock to a consultant for services rendered during the term from January 29, 2010 to June 30, 2010. On May 3, 2010, the Board authorized, and the Company issued 100,000 shares of common stock to each of Mr. Cong and Mr. Hau for services rendered during the term from April 16, 2010 to April 15, 2013, respectively.

The Company debited unearned compensation on the grant dates, January 29, 2010 and April 16, 2010, and will recognize total compensation expenses over the period. Unearned compensation represents the cost of services yet to be performed, and the Company reports unearned compensation in shareholders’ equity in the balance sheets, as a contra-equity account.

14.	Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	$11,209,526	$4,208,147	$17,252,063	$7,768,622
Denominator:
Weighted average common shares	20,892,982	11,613,459	20,892,982	5,841,022
Net income per share — basic	0.54	0.36	0.83	1.33

Diluted:
Numerator:
Net income for basic calculation	11,209,526	4,208,147	17,252,063	7,768,622
Effect of dilutive securities issued	76,517	-	153,033	-
Net income for diluted calculation	11,286,043	4,208,147	17,405,096	7,768,622
Denominator:
Denominator for basic calculation	20,892,982	11,613,459	20,892,982	5,841,022
Weighted average effect of dilutive securities;
Series B Preferred stock and warrants
and Convertible Note	4,475,535	-	5,025,839	-
Denominator for diluted calculation	25,368,517	11,613,459	5,918,821	5,841,022
Net income per share — diluted	$0.44	$0.36	$0.67	$1.33

15.	Concentration of Business

a.	Financial Risks
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

b.	Major Customers

The following summarizes sales to major customers (each represented 10% or more of the Company’s total sales revenues):

	Sales to	Number of	Percentage of
For The Six Months Ending December 31,	Major Customers	Customers	Total Sales Revenue
2010	$52,148,322	2	99.06%
2009	$44,568,481	2	99.28%

The following summarizes purchases from major suppliers (each representing10% or more of purchase):
	Purchase from	Number of	Percentage of
For The Six Months Ending December 31,	Major Suppliers	Suppliers	Total Purchases
2010	$40,491,730	1	99.90%
2009	$35,161,122	1	99.92%

16.	Geographical Risks

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of the Company for the three months and six months ended December 31, 2010 and 2009, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

Sen Yu International Holdings Inc. (f/k/a China Swine Genetics, Inc.) was incorporated as a Colorado corporation on June 29, 1983 and was re-domiciled to the State of Delaware on December 6, 2007. In connection with the Company’s change of domicile, the Company increased its authorized capital to 310,000,000 shares, of which 300,000,000 are common stock, and 10,000,000 are preferred stock, each with a par value of $0.001 per share. On August 13, 2009, the Company acquired all of the outstanding capital stock of Advanced Swine by issuing 4,646.05933 shares of its Series A Convertible Preferred Stock to the shareholders of Advanced Swine.  Each share of Series A Preferred Stock was initially convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of common stock.  As of the date of this Quarterly Report, all Series A Preferred Stock has been converted into common stock and the Company filed a Certificate of Elimination to eliminate all previously authorized 4,800 shares of Series A Convertible Preferred Stock.

On September 9, 2009, the Company changed its name from Apogee Robotics, Inc. to “China Swine Genetics, Inc.” Concurrent with the name change, a 1 for 24 reverse split was effected on September 30, 2009.  Shareholders with 1 or more but fewer than 100 shares after the reverse split were issued shares to increase their holdings to 100 shares.  All other fractional shares resulting from the reverse split were repurchased by the Company at $5.28 per share. On June 28, 2010, we changed our name to “Sen Yu International Holdings, Inc.”

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It is an intermediate holding company that conducts its business through its subsidiaries in the PRC. On December 20, 2007, Advanced Swine entered into a stock transfer agreement with Heilongjiang Sen Yu through which Advanced Swine acquired all the equity interests in Heilongjiang Sen Yu.

Heilongjiang Sen Yu was incorporated on September 3, 2004, under the laws of PRC. Heilongjiang Sen Yu was originally founded with a registered capital of RMB10 million (equivalent to approximately $1,208,211 on August 27, 2004), and increased its registered capital to RMB50 million (equivalent to approximately $6,165,762) and RMB80 million (equivalent to approximately $9,933,896) on January 18 and August 29, 2006, respectively.

In March 2006, Heilongjiang Sen Yu established a joint venture named Sino-Canadian Sen Yu Polar Swine Genetics Company Limited (“Sino-Canadian Sen Yu”) with Polar Genetics Inc., a Canadian corporation (the “Polar Genetics”). This joint venture was in the development stage and did not commence operations until November 27, 2007.

Both Heilongjiang Sen Yu and Sino-Canadian Sen Yu engage in the business of research, development and sale of breeding stock of swine and the sale of their mature offspring in the PRC. Our objective is to establish ourselves as a leading producer and distributor of breeding and commercial hogs in the PRC.

RESULTS OF OPERATION

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

	For The Three Months		For The Three Months
	Ended December 31, 2010		Ended December 31, 2009		2010 Vs 2009
	(Unaudited)		(Unaudited)		Increase / (decrease)
Revenues	$29,081,466		$22,996,905		$6,084,561	26%
Cost of Goods Sold	22,049,508	75.82%	17,677,254	76.87%	4,372,254	24.73%
Gross Profit	7,031,958	24.18%	5,319,651.00	23.13%	1,712,307	32%

Operating Expenses
Selling expenses	981,379		685,947		295,432	43%
Bad debt (recoveries) expense for advanced to suppliers	(162,677)		205,154		(367,831)	-179%
Losses on disposal of fixed assets	669		27		642	2,378%
General and administrative expenses	512,010		231,406		280,604	121%
Total Operating Expenses	1,331,381	4.58%	1,122,534	4.88%	208,847	19%

Income From Operations	5,700,577	19.60%	4,197,117	18.25%	1,503,460	36%

Other Income (Expenses or Losses )
Interest (expense) income, net	(68,100)		1,266		(69,366)	-5,479%
Other income (expense), net	453		(209)		662	-317%
Change in fair value of warrants	5,571,124		-		5,571,124	0%
Total Other Income	5,503,477		1,057		5,502,420	520,570%

Income from Continuing Operations Before Income Taxes	11,204,054	38.53%	4,198,174	18.26%	7,005,880	167%
Income Tax Provision	-		-		-

Net Income Before Noncontrolling Interest	11,204,054	38.53%	4,198,174	18.26%	7,005,880	167%

Less: Net loss attributable to the noncontrolling interest	(5,472)		(9,973)		4,501	-45%

Net Income Attributable to Sen Yu International Holdings, Inc.	$11,209,526		$4,208,147		$7,001,379	166%

Revenues

Total revenues were $29,081,466 for the three months ended December 31, 2010 compared to $22,996,905 for the three months ended December 31, 2009, an increase of $6,084,561 or 26%. The increase in revenues resulted from increased orders from our major customers, Beijing Dahongmen and Beijing Fifth Meat Factory. Hog sales increased to 154,389 heads for the quarter ended December 31, 2010 from 120,287 heads during the three months ended December 31, 2009.

The following table sets forth information regarding the sales of our principal products during the three months ended December 31, 2010 and 2009:

	For The Three months Ended December 31,
	2010			2009			2010 Less 2009
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Increase in Sale %
Commercial Hogs	153,325	$28,810,123	99%	120,280	$22,995,286	100%	33,045	$5,814,837	25%
Others Hogs	1,064	271,343	1%	7	1,619	0%	1,057	269,724	16,656%
Total	154,389	$29,081,466	100%	120,287	$22,996,905	100%	34,102	$6,084,561	26%

Commercial hogs refer to the hogs we repurchase from farmers through Wang Da. Commercial hogs are transported and sold in the Beijing market.

Other hogs refer to hogs raised in our own breeding facilities, including breeding swine, commercial hogs, piglets and substandard hogs which are not qualified as breeding swine. Other hogs are mainly sold in the local Heilongjiang market.

The increase in quantities sold, as reflected in the table, was primarily attributable to our policy of committing all of our available cash resources to the commercial hog market.

The following table sets forth information regarding the average price per capita of our principal products during the three months ended December 31, 2010 and 2009:

	Average Unit Sales Price Per Capita
	Three months ended December 31,		Basic Change
	2010	2009	Per Capita
Commercial Hogs	$187.90	$191.18	$(3.28)
Others Hogs	255.02	231.29	23.73
Overall Average Products	$188.36	$191.18	$(2.82)

The decrease in average unit sales price (per capita) of commercial hogs, as reflected in the table, was primarily attributable to the fact that the average weight of commercial hogs we sold during the three months ended December 31, 2010 was less than the average weight in the same period in 2009. In addition, the average market price of hogs per kilogram declined slightly in the three months ended December 31, 2010 as compared to the same period in 2009. The average unit sales price of others hogs increased for the three months ended December 31, 2010 as compared to the same period in 2009.  The unit sales prices of piglets and substandard hogs were generally lower than breeding swine and commercial hogs and the unit sales prices of high quality breeding swine were higher than ordinary breeding swine. We sold more high quality breeding and ordinary breeding swine during the three months ended December 31, 2010 while we only sold ordinary breeding swine during the three months ended December 31, 2009. As a result, the average unit sales price of other hogs increased significantly for the quarter ended December 31, 2010.

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect manufacturing costs, including direct labor costs, depreciation, manufacturing overhead, and costs of our purchases of hogs and fodder. Cost of goods sold for the three months ended December 31, 2010 were $22,049,508 compared to $17,677,254 for the three months ended December 31, 2009, an increase of $4,372,254 or 24.73%. This increase was approximately in line with the increase in sales.

The following table sets forth information regarding the average cost per capita of our principal products during the three months ended December 31, 2010 and 2009.

	Average Cost Per Capita For the Three Months Ended December 31,		Basic Change
	2010	2009	Per Capita
Commercial Hogs	$142.23	$146.85	$(4.62)
Other Hogs	228.17	2,012.57	(1,784.40)
Overall Average Products	$142.82	$146.96	$(4.14)

The decrease in average cost per capita of all hogs, as reflected in the table, was primarily attributable to the fact that we sold more commercial hogs which have lower cost per capita than other hogs in the quarter ended December 31, 2010 as compared to the same period in 2009. We reduced the number of other hogs that we produced in our breeding facilities, including breeding swine, commercial hogs which are directly raised by us and substandard hogs during the period from July 2009 to January 2010 due to the lack of cash flow to support our short-term need during that period and the effect of worldwide H1N1 disease. As a result, the cost of sales per capita for other hogs increased from July 2009 to January 2010 because the fixed manufacturing costs were allocated to a smaller number of other hogs. Commencing from February 2010, we started to increase the number of other hogs gradually in our breeding facilities.  As a result, the cost of sales per capita for other hogs declined significantly during the quarter ended December 31, 2010 as compared to the same period in 2009.   The cost of sales per capita for commercial hogs which we purchased from farmers through Wang Da primarily consisted of fodder costs and the fixed percentage of profits allocated to the farmers, so the cost of sales per capita was relatively fixed. Since other hogs only constitute 1% of or sales in the three months ended December 31, 2010, the increase in the cost of sales per capita for other hogs did not significantly affect the cost of sales per capital for all hogs.

Gross margin was 24.18% for the three months ended December 31, 2010 and 23.13% for the three months ended December 31, 2009. The slight increase in gross margin was due to the fact that we sold more commercial hogs which have higher gross margin in the three months ended December 31, 2010. Despite the fact that the average market price per commercial hog declined slightly during the three month period ended December 31, 2010, we reduced the wastage of commercial hogs in the course of transportation for the three months ended December 31, 2010 as compared to the same period in 2009.  The gross margin for commercial hogs is higher than the average gross margin for other hogs raised in our farms. We raise breeding swine, commercial hogs, substandard hogs, and piglets in our own facilities. The gross margins for substandard hogs and piglets are generally much lower than the gross margins for breeding swine and commercial hogs, and the gross margin for breeding swine is generally higher than commercial hogs. Since the cost of sales per capita for other hogs decreased during the quarter ended December 31, 2010, the gross margin for other hogs increased for the quarter ended December 31, 2010, compared to the same period in 2009. Since other hogs only constitute 1% of or sales in the three months ended December 31, 2010, the increase in gross margin per capita for other hogs did not significantly affect the gross margin per capital for all hogs.

Selling Expenses

Selling expenses increased from $685,947 for the three months ended December 31, 2009 to $981,379 for the three months ended December 31, 2010. The increase was due to the increase of our sales and related transportation cost. We utilized the services of Jiamusi Shunlida Transporting Co through December 31, 2009 and Jiamusi Hongqi Transporting Agency Co beginning in January 2010 for transportation of commercial hogs between Jiamusi and Beijing.

Bad Debt Provision for Advances to Suppliers

The provision for bad debt net recoveries was $162,677 for the three months ended December 31, 2010, as compared to an expense of $205,154 for the three months ended December 31, 2009.  In order to purchase larger amounts of hogs from Wang Da, we expect to make more advances to Wang Da in the next few years. We adopt a bad debt allowance of 5% beginning April 2009. Since we received more orders from our major customer for the three months ended December 31, 2010, we purchased more commercial hogs from farmers through Wang Da for the quarter ended December 31, 2010 which caused the decrease in balance of advances to suppliers as of December 31, 2010, compared to September 30, 2010. As a result, we credited $162,677 to reverse a substantial amount of the bad debt expense recorded in the quarter ended September 30, 2010.

General and Administrative Expenses

General and administrative expenses were $512,010 for the three months ended December 31, 2010, as compared to $231,406 for the three months ended December 31, 2009, an increase of $280,604 or 121%. The increase in general and administrative costs was primarily due to the increases in investor relation related charges, professional fees, New York office rental expenses and management salary during the three months ended December 31, 2010, as compared to the same period in 2009.
Total Operating Expenses

As a result of the above, total operating expenses were $1,331,381 for the quarter ended December 31, 2010, as compared to $1,122,534 for the quarter ended December 31, 2009, an increase of $208,847 or 19%. This increase was primarily attributable to the increase in general and administrative expenses and selling expenses, offset by the bad debt provision for advance to suppliers.

Other Income (Expense or Losses)

During the three months ended December 31, 2010, total other income, net, amounted to $5,503,477 as compared to $1,057 for the three months ended December 31, 2009.

For the three months ended December 31, 2010, net interest expense was $68,100 as compared to net interest income of $1,266 during the three months ended December 31, 2009. This decrease was due to the issuance of the 10% Secured Convertible Notes in a principal amount of $2,165,000 on February 22, 2010. Accordingly, interest expense increased for the three months ended December 31, 2010 as compared to the same period in 2009.

Other income was $453 during the three months ended December 31, 2010 as compared to other expense $209 for the same period in 2009. In June 2010, we issued warrants in conjunction with the issuance of Convertible Preferred B Stock. Since we adopt ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard, those warrants issued in the June 2010 offering are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the quarter ended December 31, 2010, the change in the fair value of warrants was $5,571,124, which was recognized as other income.

Income Taxes

Our provisions for income taxes for the three months ended December 31, 2010 and 2009 were $0 and $0, respectively. Our PRC subsidiaries were exempt from income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. But for that exemption, our income under Chinese accounting principles would be taxed at a rate of 25%. Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes and Advanced Swine is subject to U.S. federal income taxes. Our PRC subsidiaries expect to use their retained earnings to fund our PRC operations, and do not expect to declare any dividends within the predictable future. In addition, there was no net income generated by Sen Yu International and Advanced Swine, during the three months ended December 31, 2010 and 2009. Therefore, for the quarter ended December 31, 2010 and 2009, income taxes were $0 and $0.

Net Income and Comprehensive Income

During the three months ended December 31, 2010, Sino-Canadian Sen Yu had a net loss of approximately $13,680.  In our Statements of Operations, the 40% of that loss allocable to our joint venture partner was added to our net income. In the future, if Sino-Canadian realizes a net income, the 40% of that income allocable to our joint venture partner will likewise be attributed to “Non-controlling Interest” and subtracted from our net income. Our net income for the quarter ended December 31, 2010, after that addition, totaled $11,209,526.Net income net of change in fair value of warrants, increased 34% to $5.64million for the quarter ended December 31,2010 from $4.21 million for the quarter ended December 31,2009.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended December 31, 2010, the effect of converting our financial results to U.S. dollars was to add $639,856 to our accumulated other comprehensive income.  During the quarter ended December 31, 2009, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was a decrease of $2,283 to our accumulated other comprehensive income.

SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2009

	For The Six Months		For The Six Months
	Ended December 31, 2010		Ended December 31, 2009		2010 Vs 2009
	(Unaudited)		(Unaudited)		Increase / (decrease)
Revenues	$52,643,934		$44,892,413		$7,751,521	17%
Cost of Goods Sold	40,270,654	76.50%	35,084,295	78.15%	5,186,359	14.78%
Gross Profit	12,373,280	23.50%	9,808,118.00	21.85%	2,565,162	26%

Operating Expenses
Selling expenses	1,814,207		1,357,310		456,897	34%
Bad debt for advanced to suppliers	40,285		383,984		(343,699)	-90%
Losses on disposal of fixed assets	49,148		107,780		(58,632)	-54%
General and administrative expenses	997,835		299,578		698,257	233%
Total Operating Expenses	2,901,475	5.51%	2,148,652	4.79%	752,823	35%

Income From Operations	9,471,805	17.99%	7,659,466	17.06%	1,812,339	24%

Other Income (Expenses or Losses )
Interest (expense) income, net	(139,134)		1,820		(140,954)	-7745%
Other income (expense), net	11		(6,451)		6,462	-100%
Change in fair value of warrants	7,915,965		-		7,915,965	0%
Total Other Income (Expenses)	7,776,842		(4,631)		7,781,473	168,030%

Income from Continuing Operations Before Income Taxes	17,248,647	32.76%	7,654,835	17.05%	9,593,812	125%
Income Tax Provision	-		-		-

Net Income Before Noncontrolling Interest	17,248,647	32.76%	7,654,835	17.05%	9,593,812	125%

Less: Net loss attributable to the noncontrolling interest	(3,416)		(113,787)		110,371	-97%

Net Income Attributable to Sen Yu International Holdings, Inc.	$17,252,063		$7,768,622		$9,483,441	122%

Revenues

Total revenues were $52,643,934 for the six months ended December 31, 2010 compared to $44,892,413 for the six months ended December 31, 2009, representing an increase of $7,751,521 or 17%. The increase in revenues resulted from increased orders from our major customers, Beijing Dahongmen and Beijing Fifth Meat Factory. Hog sales increased to 288,950 heads for the six months ended December 31, 2010 from 241,913 heads during the six months ended December 31, 2009.

The following table sets forth information regarding the sales of our principal products during the six months ended December 31, 2010 and 2009:

	For The Six Months Ended December 31,
	2010			2009			2010 Less 2009
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial Hogs	286,946	$52,148,322	99%	238,220	$44,568,481	99%	48,726	$7,579,841	17%
Others Hogs	2,004	495,612	1%	3,693	323,932	1%	(1,689)	171,680	52%
Total	288,950	$52,643,934	100%	241,913	$44,892,413	100%	47,037	$7,751,521	17%

The increase in quantities sold, as reflected in the table, was primarily attributable to our policy of committing all of our available cash resources to the commercial hog market.

The following table sets forth information regarding the average price per capita of our principal products during the six months ended December 31, 2010 and 2009:

	Average Unit Sales Price Per Capita For Six Months Ended December 31,		Basic Change
	2010	2009	Per Capita
Commercial Hogs	$181.74	$187.09	$(5.35)
Others Hogs	247.31	87.72	159.59
Overall Average Products	$182.19	185.57	$(3.38)

The decrease in average unit sales price (per capita) of commercial hogs as reflected in the table, was primarily attributable to the fact that the market price of hogs per kilogram declined in the six months ended December 31, 2010 as compared to the same period in 2009. The average unit sales price of others hogs increased for the six months ended December 31, 2010 as compared to the same period in 2009.  The unit sales prices of piglets and substandard hogs were generally lower than breeding swine and commercial hogs. We sold more breeding swine and commercial hogs for the six months ended December 31, 2010 while we sold more piglets and substandard hogs for the six months ended December 31, 2009. As a result, the average unit sales price of other hogs increased significantly during the six months ended December 31, 2010.

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect manufacturing costs, including direct labor costs, depreciation, manufacturing overhead, and costs of our purchases of hogs and fodder. Cost of goods sold for the six months ended December 31, 2010 were $40,270,654 compared to $35,084,295 for the six months ended December 31, 2009, an increase of $5,186,359 or 14.78%. This increase was approximately in line with the increase in sales.

The following table sets forth information regarding the average cost per capita of our principal products during the six months ended December 31, 2010 and 2009.

	Average Cost Per Capita For the Six Months Ended December 31,		Basic Change
	2010	2009	Per Capita
Commercial Hogs	$138.90	$144.11	$(5.21)
Others Hogs	206.81	204.60	2.21
Overall Average Products	$139.37	$145.03	$(5.66)

The decrease in average cost per capita of commercial hogs, as reflected in the table, was primarily attributable to the fact that we sold more commercial hogs in the six months ended December 31, 2010 as compared to the same period in 2009. We reduced the number of other hogs that we produced in our breeding facilities, including breeding swine, commercial hogs which are directly raised by us and substandard hogs which are not qualified as breeding swine for the period from July 2009 to January 2010 due to the lack of cash flow to support our short-term need during that period and the effect of worldwide H1N1 disease. Therefore cost of sales per capita for other hogs increased gradually from July 2009 to January 2010 because the fixed manufacturing costs were allocated to a smaller number of other hogs. Commencing in February 2010, we started to increase the number of other hogs gradually in our breeding facilities.  However, the pregnancy and birth of piglets usually take four months, and it takes another five to six months for the piglets to mature before they can be sold. Despite the fact that we gradually increased the quantities of hogs beginning in February 2010, it had taken a longer period of time for our unit cost of sales per capita to return to its normal level.  Other hogs that were sold in the six months ended December 31, 2010 were mostly born during the first half of 2010 and since the category of other hogs had been allocated more fixed manufacturing cost when they were still piglets, the average unit cost of sales per capita for other hogs was relatively higher for the six months ended December 31, 2010 than for the same period in 2009. The cost of sales per capita for commercial hogs which we purchase from the farmers through Wang Da primarily consisted of fodder costs and the fixed percentage of profits allocated to the farmers, so the cost of sales per capita was relatively fixed.  Since other hogs only constituted less than 1% of sales in the six months ended December 31, 2010, the increase in the cost of sales per capita for other hogs did not significantly affect the cost of sales per capital for all hogs.

Gross margin was 23.5% for the six months ended December 31, 2010 and 21.85% for the six months ended December 31, 2009. The slight increase in gross margin was due to the fact that we sold more commercial hogs in the six months ended December 31, 2010. The gross margin for commercial hogs is higher than the average gross margin for other hogs raised in our farms. We raise breeding swine, commercial hogs, substandard hogs, and piglets in our own facilities. The gross margins for substandard hogs and piglets are generally much lower than the gross margins for breeding swine and commercial hogs, and the gross margin for breeding swine is generally higher than commercial hogs. Since the cost of sales per capita for other hogs decreased during the six months ended December 31, 2010, the gross margin for other hogs increased significantly for the six months ended December 31, 2010, compared to the same period in 2009. Since other hogs only constitute 1% of or sales in the six months ended December 31, 2010, the decrease in gross margin per capita for other hogs did not significantly affect the gross margin per capital for all hogs.

Selling Expenses

Selling expenses increased from $1,357,310 for the six months ended December 31, 2009 to $1,814,207 for the six months ended December 31, 2010. The increase was due to the increase of our sales and related transportation costs. We utilized the services of Jiamusi Shunlida Transporting Co through December 31, 2009 and Jiamusi Hongqi Transporting Agency Co beginning in January 2010 for transportation of commercial hogs between Jiamusi and Beijing.

Bad Debt Provision for Advances to Suppliers

The provision for bad debt expense was $40,285 for the six months ended December 31, 2010, as compared to $383,984 for the six months ended December 31, 2009.  In order to purchase a larger amount of hogs from Wang Da, the advances to Wang Da increased. We adopted a bad debt allowance of 5% beginning April 2009. Since we received more orders from our major customer for the six months ended December 31, 2010, we repurchased more commercial hogs from farmers through Wang Da for the six months ended December 31, 2010 which caused the decrease in balance of advance to suppliers as of December 31, 2010, compared to September 30, 2010. As a result, we credit $162,677 to reverse a substantial amount of the bad debt expense recorded in the three months ended September 30, 2010. Accordingly, the bad debt expense decreased significantly for the six months ended December 31, 2010, compared to the same period of 2009.

General and Administrative Expenses

General and administrative expenses were $997,835 for the six months ended December 31, 2010, as compared to $299,578 for the six months ended December 31, 2009, an increase of $698,257 or 233%. The increase in general and administrative costs was primarily due to the increase in investor relations related charges, professional fees, New York office rental expenses and  management salary during the three months ended December 31, 2010, as compared to the same period in 2009.

Total Operating Expenses

As a result of the above,  total operating expenses were $2,901,475 for the six months ended December 31, 2010, as compared to $2,148,652 for the six months ended December 31, 2009, an increase of $752,823 or 35%. This increase was primarily attributable to the increase in general and administrative expenses, offset by the bad debt provision.

Other Income (Expense or Losses)

During the six months ended December 31, 2010, total other income, net, amounted to $7,776,842 as compared to other expense of $4,631 for the six months ended December 31, 2009, representing an increase of $7,781,473. For the six months ended December 31, 2010, net interest expense was $139,134 as compared to net interest income of $1,820 during the six months ended December 31, 2009, an increase of $140,954. This increase was due to the issuance of 10% Secured Convertible Notes in a principal amount of $2,165,000 on February 22, 2010. Other expense was $11 during the six months ended December 31, 2010 as compared to other expenses $6,451 for the same period in 2009.  There was more disposal reimbursement and abnormal losses in the six months ended December 31, 2009 compared to the same period in 2010. In June 2010, we issued warrants in conjunction with the issuance of convertible Preferred B Stock. Since we adopt ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard, those warrants issued in the June 2010 private placement are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the six months ended December 31, 2010, the change in the fair value of warrants was $7,915,965, which was recognized as other income.

Income Taxes

Our provisions for income taxes for the six months ended December 31, 2010 and 2009 were $0 and $0, respectively. Our PRC subsidiaries were exempt from income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. But for that exemption, our income under Chinese accounting principles would be taxed at a rate of 25%. Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes and Advanced Swine is subject to U.S. federal income taxes. Our PRC subsidiaries expect to use their retained earnings to fund our PRC operations, and do not plan to declare any dividends within the predictable future. In addition, there was no net income generated by Sen Yu International and Advanced Swine, during the six months ended December 31, 2010 and 2009. Therefore, for the six months ended December 31, 2010 and 2009, income taxes were $0 and $0.

Net Income and Comprehensive Income

During the six months ended December 31, 2010, Sino-Canadian Sen Yu had a net loss of approximately $8,540. In our Statements of Operations, the 40% of that loss allocable to our joint venture partner was added to our net income. In the future, if Sino-Canadian realizes a net income, the 40% of that income allocable to our joint venture partner will likewise be attributed to “Noncontrolling Interest” and subtracted from our net income. Our net income for the six months ended December 31, 2010, after that addition, totaled $17,252,063. Net income, net of change in fair value of warrants, increased 20% to $ 9.34 million for the six months ended December 31, 2010 from $7.77 million for the six months ended December 31, 2009.

For the six months ended December 31, 2010, the effect of converting our financial results from RMB to U.S. dollars was to add $1,207,745 to our accumulated other comprehensive income.  During the six months ended December 31, 2009, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was an increase of $15,127 to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues from our business operations, by loans from the local financial bureau in China and by loans from our shareholders.

Our working capital at December 31, 2010 totaled $39,196,451, an increase of $18,742,395 from $20,454,056 as of June 30, 2010. The increase in cash and equivalents approximately equal to the amount of advances to suppliers for the quarter ended December 31, 2010.  In general, since we expect to purchase more quality commercial hogs through Wang Da in the next few years, we expect to advance more money to Wang Da, to provide its contracted farmers with fodder to raise more commercial hogs.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $8,519,428 for the six months ended December 31, 2010 as compared to $1,006,482 for the six months ended December 31, 2009. The increase in cash provided by operating activities for the six months ended December 31, 2010 was a result of an increase of our net income and a decrease of advances to suppliers.

Net Cash Used in Investments Activities

Cash used in investment activities for the six months ended December 31, 2010 was $111,795 as compared to $10,662 for the six months ended December 31, 2009. This change was primarily attributable to the payment for the purchase of equipment and construction in progress during the six months ended December 31, 2010.

Net Cash Provided By Financing Activities

We currently have $1,135,966 in loans payable to non-affiliates, including $833,042 payable to Jiamusi Financial Bureau and $302,924 payable to Tang Yuan Financial Bureau, less a total discount on loans payable of $62,376. All of the loans are interest-free and all of them are due on December 31, 2011.  The payment date for each of these loans has been extended in the past, as these agencies have made the loans for the purpose of supporting our operations.
On February 22, 2010, we consummated an offering of 10% Secured Convertible Notes in the principal amount of $2,165,000. The Notes were sold at par to twelve investors. The maturity date of the Notes is February 22, 2011. Interest on the Notes at 10% per annum is payable quarterly.

On June 11, 2010, we consummated a transaction with certain accredited investors, pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement. We raised gross proceeds of $2,420,000 and issued to the investors an aggregate of (i) 1,152,380 shares of newly created Series B convertible preferred stock, par value $0.001 per share, with an initial one-to-one conversion ratio into shares of our common stock, par value $0.001 per share, (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of common stock (the “Series A Warrants”), and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of common stock (the “Series B Warrants”). Additionally, the Investors were granted an option to purchase up to $3,000,000 of additional Series B Convertible Preferred Stock any time on or before December 11, 2010.  In connection with the 2010 June Private Placement, we also issued to Global Arena Capital Corp. (“Global”), our placement agent, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years. From the proceeds of the offering, we paid a fee of $116,160 to Global for the commission.  We also reimbursed Global for its management and finance expenses totaling $53,240.  In addition, we incurred other direct costs in total amount of $60,455. We realized net proceeds of $2,190,145 from this offering.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 4 to our consolidated financial statements, and we believe those accounting policies are the most critical to aid you in fully understanding and evaluating “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In preparation of our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the six months ended December 31, 2010, there was no estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of our financial statements for the six months ended December 31, 2010.

Impact of Accounting Pronouncements

There was a certain recent accounting pronouncement that may have a material effect on our financial position or results of operations. It is described under the Caption ”Recent Accounting Pronouncements” on page 15 of Note 3, item “q” to the Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T).     Controls and Procedures
Evaluation of Effectiveness of Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation and solely as a result of a significant deficiency (as defined in Public Company Accounting Oversight Board Standard No. 2) in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective.

Significant Deficiency in Internal Control Over Financial Reporting.

The Company did not maintain effective control over its accounting for derivative liability associated with the warrants issued in connection with a private placement conducted by the Company in June 2010. As a result of such significant deficiency, management, upon recommendation by its independent public accountants, amended Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 on December 2, 2010. To remediate this deficiency, we are in the process of evaluating our risk assessment and any related deficiencies specifically in maintaining effective control over our accounting for derivative liability associated with the warrants in addition to maintaining sufficient documentation with our existing financial processes, risk assessment and internal controls.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above. However, no assurance can be given that the remedial measures being undertaken will be fully effectuated or sufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company may be required to again restate prior period financial results, (iv) the Company may be subject to litigation or regulatory proceedings, and (v) the Company’s business and operating results may be harmed.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Sen Yu International, Inc.

February 14, 2011	By:	/s/ Zhenyu Shang
Zhenyu Shang
Chief Executive Officer
(Principal Executive Officer)

February 14, 2011	By:	/s/ Paul Li
Paul Li
Chief Financial Officer
(Principal Accounting Officer)