Form 10-K/A
period 2010-06-30
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2011-02-18
CIK 724915

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

Documents Incorporated by Reference
None

EXPLANATORY NOTE

Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc), or the Company, is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, or the Form 10-K, which was originally filed with the Securities and Exchange Commission, or SEC, on September 28, 2010 and amended on December 2, 2010,  to revise the disclosure with regard to the fair value of Series B Convertible Preferred Shares issued in the June 2010 offering on page 11, derivative liabilities-warrants, additional paid-in capital  and other related changes in the Company’s Consolidated Balance Sheets in Item 8, the change in fair value of warrants, and its effect on the basic and diluted earnings per share in the Company’s Consolidated Statements of Operation in Item 8, net income before noncontrolling interest and foreign currency translation income in the Company’s Consolidated Statements of Comprehensive Income in Item 8, net income and additional paid-in capital in the Company’s Consolidated Statements of Change in Shareholders Equity in Item 8,  net income and changes in fair value of warrants in the Company’s Consolidated Statements of Cash Flows in Item 8,, the adjustment description for the fair value of the Series B Convertible Preferred Stock in Note 12 to the Financial Statements, the net income for basic and diluted calculation in Note 13 to the Financial Statements, change in fair value of warrants and other related changes in the Results of Operations for fiscal year ended June 30, 2010 in Management’s Discussion and Analysis or Plan of Operation section (“MD&A”), total other expenses or losses and certain numbers in the Other Income (Expense or Losses) section of MD&A, the accumulated other comprehensive income in Net Income and Comprehensive Income section of MD&A, numbers related to working capital in the Liquidity and Capital Resources section of MD&A, and the net income in Net Cash (Used in) Provided by Operating Activities section of MD&A.

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

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K/A that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission (“SEC”), and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

PART I

Unless otherwise provided in this Annual Report on Form 10-K/A, the terms “the company,” “Sen Yu International” “CSWG” “we,” “us,” and “our” refer to Sen Yu International Holdings, Inc. together with our wholly-owned subsidiary Advanced Swine Genetics, Inc., a Nevada corporation (“Advanced Swine”), our wholly-owned subsidiary, Heilongjiang Sen Yu Animal Husbandry Co., Ltd., a PRC company (“Heilongjiang Sen Yu”) and a 60% owned indirect subsidiary, Sino-Canadian Sen Yu Polar Swine Genetics Company Limited, a PRC joint venture (“Sino-Canadian Sen Yu”).

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

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting and disclosure, and to comply with other requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules promulgated by the SEC thereunder. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
As of the date of this report, our management has concluded that a significant deficiency existed with respect to the Company’s reporting of complex, non-routine transactions. Specifically, the Company’s controls were not designed or operating effectively to ensure that warrants issued in connection with a private placement conducted by the Company in June 2010 were completely and accurately recorded as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of derivative liabilities and equity accounts and related financial disclosures that was not prevented or detected on a timely basis.
As a result of such significant deficiency, we amended our financial statements for our fiscal year ended June 30, 2010 and the quarter ended September 30, 2010 on December 2, 2010. On February 10, 2010 our management, upon recommendation by our independent public accountants, concluded that our amended financial statements for the fiscal year ended June 30, 2010 and the quarter ended September 30, 2010 should no longer be relied upon. We have amended the financials for the fiscal year ended June 30, 2010 and we expect to file an amendment to Form 10-Q for the quarter ended September 30, 2010 to amend the financial statements for the quarter ended September 30, 2010.
The remedial measures we are undertaking may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal controls over financial reporting will not be identified or occur in the future.  If additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we may be required to again restate our prior period financial results, we may be subject to litigation and/or regulatory proceedings, and our business and operating results may be harmed.

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

Result of Operations

YEAR ENDED JUNE 30, 2010 AS COMPARED TO YEAR ENDED JUNE 30, 2009

	For the Fiscal Years Ended June 30,						2010 Vs 2009
	2010	%		2009	%		Increase/ (decrease)

Revenues	$70,351,959			$50,392,533			$19,959,426	39.61%
Cost of Goods Sold	56,307,072	80.04	%*	42,373,999	84.09	%*	13,933,073	32.88%
Gross Profit	14,044,887	19.96	%*	8,018,534	15.91	%*	6,026,353	75%

Operating Expenses
Selling expenses	2,264,653			1,700,553			564,100	33.17%
Bad debt for advance to suppliers	524,179			1,003,691			(479,512)	-47.77%
Losses on disposal of fixed assets	109,098			606,179			(497,081)	-82.00%
General and administrative expenses	4,952,867			619,490			4,333,377	699.51%
Total Operating Expenses	7,850,797	11.16	%*	3,929,913	7.80	%*	3,920,884	100%

Income From Operations	6,194,090	8.80	%*	4,088,621	8.11	%*	2,105,469	51%

Other Income (Expenses or Losses )
Interest expense, net	(70,953)			(25,128)			(45,825)	182%
Other (expense) income , net	(6,453)			19,893			(26,346)	-132.44%
Change in Fair value of warrants	(1,998,740)			-			(1,998,740)	0%
Total Other Expenses or Losses	(2,076,146)			(5,235)			(2,070,911)	39,558%

Income from Continuing Operations Before Income Taxes	4,117,994	5.85	%*	4,083,386	8.10	%*	34,557	1%
Income Tax Provision	-			-			-

Net Income Before Noncontrolling Interest	$4,117,994	5.85	%*	$4,083,386	8.10	%*	$34,557	1%

Less: Net loss attributable to the noncontrolling interest	(145,630)			(430,400)			284,770	-66.16%

Net Income Attributable to Sen Yu International Holdings, Inc.	$4,263,574			$4,513,786			$(250,213)	-6%

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

Cost of Sales and Gross Profit

Our costs of goods sold consisted primarily of direct and indirect manufacturing costs, including production overhead costs and costs of our purchases of hogs. Cost of goods sold for the year ended June 30, 2010, was $56,307,072 as compared to $42,373,999 for the fiscal year ended June 30, 2009, an increase of $13,933,073 or 32.88%. This increase was primarily attributable to increased sales volume.

Gross margin was 19.96% for the year ended June 30, 2010 and 15.91% for the fiscal year ended June 30, 2009. The increase in gross margin was due to decreased cost of commercial hogs for the fiscal year ended June 30, 2010, which generated higher unit margins for the period ended June 30, 2010.

The following table sets forth information regarding the average cost per capita of our principal products during the years ended June 30, 2010 and 2009.

	Average Cost Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs	$139.08	$142.28	$(3.20)
Other Hogs	223.78	170.10	53.68
Overall Average	141.74	144.02	(2.28)

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

In order to maximize the return on our investment in swine, we routinely cull breeding sows that have lost their productivity. In addition, our herds are subject to ordinary risks of mortality. If a hog dies before sale and before we have fully depreciated our investment in the hog, we incur an expense equal to the unamortized cost of the hog. Such incidences of swine mortality caused us an expense of $354,612 during the fiscal year ended June 30, 2010, recorded as “losses on disposal of fixed assets” or “losses on disposal of inventories” depending on the category of the deceased hog. During the fiscal year ended June 30, 2009, our mortality losses were $1,368,364. This category of expense will vary from year to year, depending on factors such as weather, disease, and other seasonal factors. We recorded the mortality losses of breeder and commercial hogs under Losses on disposal of fixed assets and Losses on disposal of inventories, respectively. We culled less breeding swine during the fiscal year ended June 30, 2010. Accordingly, losses on “disposal of fixed assets” and “losses on disposal of inventories” for the fiscal year ended June 30, 2010 decreased by an aggregate of $1,013,752

Total Operating Expenses

As a result of the above, total operating expenses were $7,850,797 for the fiscal year ended June 30, 2010 as compared to $3,929,913 for the fiscal year ended June 30, 2009, an increase of $3,920,884. This increase was primarily attributable to the increase in General and Administrative expenses.

Other Income (Expense)

During the fiscal year ended June 30, 2010, other expense which consists of change in fair value of warrants, abnormal losses, penalties and other expenditures amounted to $2,076,146 as compared to $5,235 for the fiscal year ended June 30, 2009, a decrease of 39,559%.

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

Other expense, net was $6,453 during the fiscal year ended June 30, 2010 as compared to other income, net of $19,893 during the fiscal year ended June 30, 2009, a decrease of income $26,346. This decrease was primarily attributable to government grants and other subsidies of $10,606 received by us in fiscal year ended June 30, 2009 compared to none received in the fiscal year ended June 30, 2010. In addition, we received less disposal reimbursement and incurred more abnormal losses.

In June 2010, we issued warrants in conjunction with the issuance of Series B Convertible Preferred Stock. Since we adopted the ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard, warrants issued in the June 2010 offering are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the fiscal year ended June 30, 2010, the change in the fair value of warrants was $1,998,740, which was recognized as other expense.

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

Net Income and Comprehensive Income

During the fiscal year ended June 30, 2010, Sino-Canadian Sen Yu incurred a net loss of approximately $364,075. In our Statements of Operations, the 40% of that loss allocable to our joint venture partner was attributed to “Noncontrolling Interest” and added to our net income. In the future, if Sino-Canadian realizes a net profit, the 40% of that gain allocable to our joint venture partner will likewise be deducted from our net income. Our net income for the fiscal year ended June 30, 2010, after that deduction, totaled $4,263,574.

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
Our working capital at June 30, 2010 totaled $20,454,056, an increase of $10,575,084 from our $9,878,972 in working capital as of June 30, 2009. The increase was approximately equal to the sum of the debt cancelled by Ligang Shang, the increased amount of advances to suppliers, and our net income of $4,263,574 for the year ended June 30, 2010, and deducted approximately $2.2 million and $13.65 million of note payable and derivative liabilities – warrants incurred in the fiscal year ended June 30, 2010. In general, since we expect to raise more quality commercial hogs in the next three years, we expect to advance more money to our suppliers, especially Wang Da, to provide Wang Da Farmers with fodder to raise more commercial hogs. Consequently, our working capital will tend to fluctuate in proportion to our net income.

Net Cash Provided by Operating Activities

As of June 30, 2010 there was an advance to supplier of $30,830,691. In order to raise quality commercial hogs, and control the quality of feeding materials and procedures, we entered into a cooperation agreement with Wang Da, our major feedstuff supplier, to provide our farmers fodder to raise their commercial hogs. The supplier offsets the advances from us once it delivers the Wang Da Farmers’ commercial hogs to us. Primarily as a result of the advance to suppliers, our operations provided us only $1,319,405 in cash, despite $4,263,574 net income during the year ended June 30, 2010.

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

MS Group CPA LLC

MS Group CPA LLC
Edison, New Jersey
September 20, 2010

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2010	2009
Assets
Current Assets:
Cash and equivalents	$5,825,842	$82,854
Accounts receivable	-	634,550
Inventories, net	943,642	998,600
Advances to suppliers, net	30,830,691	20,654,804
Prepayments and other current assets	176,777	146,789
Total Current Assets	37,776,952	22,517,597

Property, Plant, Equipment and Breeding Stock, net	1,983,760	2,486,610
Construction in Progress	14,801	-
Total Long-Term Assets	1,998,561	2,486,610

Total Assets	39,775,513	25,004,207

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	390,644	447,565
Customer deposits	-	4,270
Loans payable, net	1,066,924	1,068,909
Convertible note, net	2,165,000	-
Loans from shareholders/officers, net	5,460	11,024,211
Deferred interest income	39,036	29,077
Other current liabilities	1,721	64,593
Derivative liabilities-warrants	13,654,111	-
Total Current Liabilities	17,322,896	12,638,625
Total Liabilities	17,322,896	12,638,625

Shareholders' Equity:
Series A Convertible Preferred Stock ,$0.001 par value, 4,800 shares authorized, zero and 4,646.05933 shares issued and outstanding, respectively *	-	5
Series B Convertible Preferred Stock ,$0.001 par value, 10,000,000 shares authorized, 1,152,380 and zero shares issued and outstanding, respectively	1,152	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 20,892,982 and 41,423 issued and outstanding, respectively *	20,893	41
Additional paid-in capital *	10,860,373	4,043,208
Reserve funds	3,570,029	1,874,970
Retained earnings	7,864,011	5,295,496
Accumulated other comprehensive income	967,009	720,415
Unearned compensation	(1,116,667)	-
Total Sen Yu International Holdings, Inc. Shareholders' Equity	22,166,800	11,934,135
Noncontrolling Interest	285,817	431,447
Total Equity	22,452,617	12,365,582
Total Liabilities and Equity	$39,775,513	$25,004,207

*: As restated to show recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended June 30,
	2010	2009

Revenues	$70,351,959	$50,392,533
Cost of Goods Sold	56,307,072	42,373,999
Gross Profit	14,044,887	8,018,534

Operating Expenses
Selling expenses	2,264,653	1,700,553
General and administrative expenses	4,952,867	619,490
Losses on disposal of fixed assets	109,098	606,179
Bad debt for advances to suppliers	524,179	1,003,691
Total Operating Expenses	7,850,797	3,929,913

Income From Operations	6,194,090	4,088,621

Other Income (Expense)
Interest expense, net	(70,953)	(25,128)
Other (expense) income, net	(6,453)	19,893
Change in fair value of warrants	(1,998,740)	-
Total Other Expense	(2,076,146)	(5,235)

Income from Continuing Operations Before Income Taxes	4,117,944	4,083,386
Income Tax Provision	-	-

Net Income Before Noncontrolling Interest	4,117,944	4,083,386

Less: Net loss attributable to the noncontrolling interest	(145,630)	(430,400)

Net Income Attributable to Sen Yu International Holdings, Inc.	$4,263,574	$4,513,786

Earnings Per Share:
- Basic	$0.33	$108.97
- Diluted	$0.29	$0.23

Weighted Common Shares Outstanding *
- Basic	12,976,230	41,423
- Diluted	15,225,131	19,400,004

*: As restated to show recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Fiscal Years Ended June 30,
	2010	2009

Net Income Before Noncontrolling Interest	$4,117,944	$4,083,386
Other Comprehensive Income:
Foreign Currency Translation Income	246,594	190,596
Comprehensive Income	$4,364,538	$4,273,982

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009

	Sen Yu International Holdings, Inc. Shareholders' Equity

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid-in	Reserve	Retained Earning / (Accumulated	Accumulated Other Comprehensive	Unearned	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Fund	Deficits)	Income	Compensation	Interest	Total

Balance as of July 1, 2008	4,646	$5	-	$-	41,423	$41	$4,037,244	$1,073,349	$1,583,331	$529,819	$-	$862,174	$8,085,963

Net Income	-	-	-	-	-	-	-	-	4,513,786	-	-	(430,727)	4,083,059

Compensation with Stock	-	-	-	-	-	-	5,964	-	-	-	-	-	5,964

Appropriation of Reserve Funds	-	-	-	-	-	-	-	801,621	(801,621)	-	-	-	-

Foreign Currency Translation Gain	-	-	-	-	-	-	-	-	-	190,596	-	-	190,596

Balance as of June 30, 2009	4,646	$5	-	$-	41,423	$41	$4,043,208	$1,874,970	$5,295,496	$720,415	$-	$431,447	$12,365,582

Majority Shareholder Waive His Right to Collect the Company's Debt to Him	-	-	-	-	-	-	11,169,236	-	-	-	-	-	11,169,236

Series A Convertible Preferred Stocks were Converted into Common Stocks	(4,646)	(5)	-	-	20,044,689	20,045	(20,040)	-	-	-	-	-	-

Unearned Compensation	-	-	-	-	-	-	-	-	-	-	(1,116,667)	-	(1,116,667)

Issued new common stocks in February, may, and June 2010 for service received	-	-	-	-	806,870	807	5,134,348	-	-	-	-	-	5,135,155

Issuance of preferred stock for financing on June 10, 2010	-	-	1,152,380	1,152	-	-	(9,466,379)	-	-	-	-	-	(9,465,227)

Net Income	-	-	-	-	-	-	-	-	4,263,574	-	-	(145,630)	4,117,944

Appropriation of Reserve Funds	-	-	-	-	-	-	-	1,695,059	(1,695,059)	-	-	-	-

Foreign Currency Translation Gain	-	-	-	-	-	-	-	-	-	246,594	-	-	246,594

Balance as of June 30, 2010	-	$(0)	1,152,380	$1,152	20,892,982	$20,893	$10,860,373	$3,570,029	$7,864,011	$967,009	$(1,116,667)	$285,817	$22,452,617

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/ACHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net Income	$4,263,574	$4,513,786
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	501,628	869,651
Bad debt adjustment	524,179	1,003,691
Welfare fee adjustment	-	10,131
Noncontrolling Interest	(145,630)	(430,400)
Compensation with stock	-	5,964
Consulting fees adjusted from deferred	106,333	-
Issue common stock to pay consulting fee	3,912,155	-
Amortization of financing costs	80,500	-
Loss on disposal of fixed assets	109,098	606,179
Loss on disposal of inventories	245,514	762,185
Provision for losses on inventories	1,236	-
Change in fair value of warrants	1,998,740	-
Changes in operating assets and liabilities:
Accounts receivable	634,550	(631,587)
Inventories	(255,393)	(718,236)
Advances to suppliers	(10,477,518)	(5,274,540)
Prepayments and other current assets	(109,214)	14,656
Accounts payable and accrued expenses	(59,738)	280,929
Customer deposit	4,270	4,270
Deferred interest income	48,005	(24,042)
Other current liabilities	(62,884)	(28,306)
Net Cash Provided by Operating Activities	1,319,405	964,331

Cash Flows From Investing Activities:
Payment for purchase of equipment	(51,538)	(5,706)
Payment for construction in progress	(14,801)	(12,333)
Proceeds from sale of property and equipment	27,802	72,739
Net Cash (Used in) Provided by Investing Activities	(38,537)	54,700

Cash Flows From Financing Activities:
Proceeds from loans payable	-	495,118
Repayment of loans payable	-	(1,501,803)
Proceeds from Convertible Notes	2,165,000	-
Proceeds from discount on loans payable	(48,005)	-
Proceeds from issuance of stock, net	2,190,145	-
Payments for loans to shareholders/officers	(8,961)	(174,748)
Proceeds the repayment of loans by shareholders/officers	152,230	95,452
Net Cash Provided by (Used in) Financing Activities	4,450,409	(1,085,981)

Net Increase (Decrease) in Cash and Equivalents	5,731,277	(66,950)
Effect of Exchange Rate Changes on Cash	11,711	9,534
Cash and Equivalents at Beginning of Period	82,854	140,270
Cash and Equivalents at End of Period	$5,825,842	$82,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$32,817
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$70,405	$12,411
Construction in progress transferred out to be fixed assets	$-	$128,642
Majority shareholder waive his right to the Company's debt	$11,169,236	$-
Issued shares for consulting service	$5,135,155	$-
Derivative liabilities-warrants from issuance of stock	$11,654,932	$-

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
z.	Reclassifications

Certain amounts reflected in the consolidated financial statements for the fiscal year ended June 30, 2009 have been reclassified to conform to the presentation for the fiscal year ended June 30, 2010.

aa.	New accounting pronouncements

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

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into Common Stock issued by the Company. Because the basic earnings was $0.33 per share for the fiscal year ended June 30, 2010, the Series A Warrants and Series B Warrants are exercisable at $1.80 and $2.46 for diluted shares calculation as of June 30, 2010

Series C Warrants to Series E Warrants

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

Following is a summary of the status of warrants activities as of June 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, July 1, 2009	-	$-	-	$-
Granted	2,237,834	3.50	3.20	1.75
Forfeited	-	-	-	-
Exercised	-	-	-	-
Adjusted per investment agreement		(1.28)	(0.05)	2.18
Outstanding, June 30, 2010	2,237,834	$2.22	3.15	$3.93

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

For the June 2010 offering, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 293.7%, Risk free interest rate 0.95% for series A and B warrants, and Risk free interest rate 1.77% for series C to E warrants. The fair value of those warrants at the grant date was calculated at $13,654,111 as derivative liabilities-warrants as of June 30, 2010.

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

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $10,860,373 and $4,043,208 recorded as additional paid-in capital as of the fiscal year ended June 30, 2010 and 2009, respectively.

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

13.	Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For the Fiscal Year Ended June 30,
	2010	2009
Basic:
Numerator:
Net income for basic calculation	$4,263,574	$4,513,786
Denominator:
Weighted average common shares	12,976,230	41,423
Net income per share — basic	$0.33	$108.97
Diluted:
Numerator:
Net income for basic calculation	$4,263,574	$4,513,786
Effect of dilutive securities issued	76,516	-
Net income for diluted calculation	$4,340,089	$4,513,786
Denominator:
Denominator for basic calculation	12,976,230	41,423
Weighted average effect of dilutive securities;
Series B and A Convertible Preferred Stock and warrants, and Convertible Note	2,248,901	19,358,581
Denominator for diluted calculation	15,225,131	19,400,004
Net income per share — diluted	$0.29	$0.23

14.	CONCENTRATION OF BUSINESS

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

In the Company’s original filing of the Form 10-K, management concluded that the Company maintained effective internal controls and procedures as of June 30, 2010. However, in connection with this Amendment No. 2 to Form 10-K, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010 and has subsequently determined that a significant deficiency, as more fully described in “Management’s Report on Internal Control over Financial Reporting” below, existed as of December 31, 2010.  As a result of such significant deficiency, management has revised its previous assessment to conclude that our internal controls and procedures were not effective as of June 30, 2010.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR) as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal controls over financial reporting are designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management has evaluated the effectiveness of our internal controls over financial reporting as of June 30, 2010 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to a significant deficiency related to the valuation of derivative liability associated with the warrants issued in connection with a private placement conducted by the Company in June 2010 and subsequent revaluation of such warrants, our management has concluded that our internal controls over financial reporting were not effective.

 The Company did not maintain effective control over the preparation, review, presentation and disclosure of amounts related to the warrants issued in connection with the June 2010 private placement that were included in consolidated balance sheets and consolidated statements of income. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of derivative liabilities and equity accounts and related financial disclosures that was not prevented or detected on a timely basis. Due to their relative inexperience, the Company’s accounting staff was not able to properly account for such complex transactions in a timely manner.

As a result of such significant deficiency, management, upon recommendation by its independent public accountants, amended its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 on December 2, 2010. On February 10, 2010, our management, upon recommendation by our independent public accountants, concluded that our amended financial statements for the fiscal year ended June 30, 2010 and the quarter ended September 30, 2010 should no longer be relied upon. By filings this Amendment No. 2 to Form 10-K, we are amending the financials for the fiscal year ended June 30, 2010 and we expect to file an amendment to Form 10-Q for the quarter ended September 30, 2010 to amend the financial statements for the quarter ended September 30, 2010 as well.

To remediate this deficiency, we are in the process of evaluating our risk assessment and any related deficiencies specifically in maintaining effective control over our accounting for derivative liability associated with the warrants in addition to maintaining sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

We believe the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above. However, no assurance can be given that the remedial measures being undertaken will be fully effectuated or will be sufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal controls over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company may be required to again restate prior period financial results, (iv) the Company may be subject to litigation or regulatory proceedings, and (v) the Company’s business and operating results may be harmed.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal controls over financial reporting with regard to significant deficiencies that occurred during the year ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2011.

Sen Yu International Holdings, Inc.

By:	/s/ Zhenyu Shang
Name: Zhenyu Shang
Tile: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenyu Shang	Chief Executive Officer, Chairman of the Board	February 18, 2011
Zhenyu Shang	(Principal Executive Officer)

/s/ Tongyu Zhang	Chief Financial Officer	February 18, 2011
Tongyu Zhang	(Principal Financial and Accounting Officer)

/s/ Ligang Shang	Director	February 18, 2011
Ligang Shang

INDEX TO EXHIBITS
Item 16. Exhibits

Exhibit No.	Description
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