Form 10-Q
period 2011-03-31
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2011-05-17
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [    ]

As of May 13, 2011, there were 24,459,113 shares of company’s common stock issued and outstanding.

SEN YU INTERNATIONAL HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

 CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  In some cases, you can identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission  (“SEC”) including, without limitation:
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

The discussion of risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, as amended, as well as in other filings with the SEC, is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time.  We operate in the People’s Republic of China (“China” or “PRC”) in a highly competitive and rapidly changing environment.  Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward looking statement.

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

PART I – FINANCIAL INFORMATION
SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	March 31, 2011	June 30, 2010
Assets	(Unaudited)	(Audited and Restated)
Current Assets:
Cash and cash equivalents	$13,958,889	$5,825,842
Inventories, net	1,934,068	943,642
Advance to suppliers, net	40,891,477	30,830,691
Prepayments and other current assets	70,373	176,777
Total Current Assets	56,854,807	37,776,952

Property, Plant, Equipment and Breeding Stock, net	1,891,757	1,983,760
Construction in Progress	267	14,801
Total Long-Term Assets	1,892,024	1,998,561

Total Assets	58,746,831	39,775,513

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	356,976	390,644
Loans payable, net	1,098,118	1,066,924
Convertible note, net	-	2,165,000
Loans from stockholders/officers, net	698,055	5,460
Deferred interest income	47,165	39,036
Other current liabilities	8,511	1,721
Derivative liabilities-warrants	16,889,136	13,654,111
Total Current Liabilities	19,097,961	17,322,896
Total Liabilities	19,097,961	17,322,896
Stockholders’ Equity:
Series B Convertible Preferred Stock ,$0.001 par value,
	10,000,000 shares authorized, 1,988,429 and 1,152,380 shares
issued and outstanding, respectively	1,988	1,152
Common stock, $0.001 par value, 300,000,000 shares
	authorized, 24,089,111 and 20,892,982 issued and outstanding,
respectively	24,089	20,893
Additional paid-in capital	10,237,206	10,860,373
Reserve funds	5,767,484	3,570,029
Retained earnings	22,974,315	7,864,011
Accumulated other comprehensive income	2,600,784	967,009
Unearned compensation	(2,226,952)	(1,116,667)
Total Sen Yu International Holdings, Inc. Stockholders’ Equity	39,378,914	22,166,800
Noncontrolling Interest	269,956	285,817
Total Equity	39,648,870	22,452,617
Total Liabilities and Equity	$58,746,831	$39,775,513

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$20,308,812	$14,921,687	$72,952,746	$59,814,100
Cost of Goods Sold	14,788,442	12,249,758	55,059,096	47,334,053
Gross Profit	5,520,370	2,671,929	17,893,650	12,480,047
Operating Expenses
Selling expenses	715,064	523,272	2,529,271	1,880,582
General and administrative expenses	476,572	441,349	1,474,407	740,927
Losses on disposal of fixed assets	21,886	9	71,034	107,789
Bad debt for advanced to suppliers	423,214	80,893	463,499	464,877
Total Operating Expenses	1,636,736	1,045,523	4,538,211	3,194,175
Income From Operations	3,883,634	1,626,406	13,355,439	9,285,872
Other Income (Expense)
Interest income (expense), net	22,342	(203,317)	(116,792)	(201,497)
Other expense, net	(1,552)	-	(1,541)	(6,451)
Change in fair value of warrants	(3,861,173)	-	4,054,792	-
Total Other (Expense) Income	(3,840,383)	(203,317)	3,936,459	(207,948)
Income from Continuing Operations Before Income Taxes	43,251	1,423,089	17,291,898	9,077,924
Income Tax Provision	-	-	-	-
Net Income Before Noncontrolling Interest	43,251	1,423,089	17,291,898	9,077,924
Less: Net loss attributable to the noncontrolling interest	(12,445)	(17,702)	(15,861)	(131,489)
Net Income Attributable to Sen Yu International Holdings, Inc.	55,696	1,440,791	17,307,759	9,209,413
Earnings Per Share:
- Basic	$-	$0.07	$0.82	$0.87
- Diluted	$-	$0.08	$0.71	$0.86
Weighted Common Shares Outstanding
- Basic	21,721,267	20,087,080	21,169,077	10,589,708
- Diluted	24,304,437	21,150,961	24,607,730	10,944,335

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Stated in US Dollars)
	For The Nine Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$17,291,898	$9,077,924
Other Comprehensive Income:
Foreign Currency Translation Income	1,633,775	20,624
Comprehensive Income	$18,925,673	$9,098,548
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in US Dollars)

	For The Nine Months Ended March 31,
	2011	2010
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net Income	$17,307,759	$9,209,413
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	358,854	378,429
Bad debt adjustment	463,499	464,877
Noncontrolling Interest	(15,861)	(131,489)
Consulting fees adjusted from deferred	351,258	9,320
Amortization of financing costs	-	181,886
Loss on disposal of fixed assets	71,034	107,789
Loss on disposal of inventories	18,912	252,209
Provision for losses on inventories	(1,245)	-
Change in fair value of warrants	(4,054,792)	-
Changes in operating assets and liabilities:
Accounts receivable	-	634,550
Inventories	(1,074,536)	(968,925)
Advanced to suppliers	(9,112,574)	(9,290,385)
Prepayments and other current assets	108,821	(4,640)
Accounts payable and accrued expenses	(39,178)	117,305
Customer deposit	-	(4,270)
Deferred interest income	6,510	37,843
Other current liabilities	6,498	(40,659)
Net Cash Provided by Operating Activities	4,394,959	953,253
Cash Flows From Investing Activities:
Payment for purchase of equipment	(110,712)	(34,574)
Payment for construction in progress	(69,749)	-
Proceeds from sale of property and equipment	44,105	23,908
Net Cash Used in Investing Activities	(136,356)	(10,666)
Cash Flows From Financing Activities:
Proceeds from discount on loans payable	(6,510)	(37,843)
Proceeds from Convertible Notes	-	2,165,000
Proceeds from issuance of stock	3,044,140
Repayments for loans from stockholders/officers	(19,863)	(8,136)
Proceeds the repayment of loans by stockholders/officers	714,335	151,262
Net Cash Provided by Financing Activities	3,732,102	2,270,283
Net Increase in Cash and Cash Equivalents	7,990,705	3,212,870
Effect of Exchange Rate Changes on Cash	142,342	(66)
Cash and Cash Equivalents at Beginning of Period	5,825,842	82,854
Cash and Cash Equivalents at End of Period	$13,958,889	$3,295,658
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$223,522	$-
Income taxes paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$132,849	$4,802
Construction in progress transferred out to be fixed assets	$84,292	$-
Majority stockholder waive his right to the Company’s debt	$-	$11,169,236
Issued shares for consulting service	$1,461,543	$23,000
Offset debt by fixed assets	$6,748	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Stated in US Dollars)
1.	Interim Financial Statements:
The unaudited consolidated financial statements of Sen Yu International Holdings, Inc. f/k/a China Swine Genetics Inc (“Sen Yu International” or the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles  ( the “U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as amended. These interim financial statements should be read in conjunction with that report.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

2.	Organization and Nature of Operations
Sen Yu International was founded as a Colorado corporation on June 29, 1983 and was reinstated in Colorado on March 15, 2007. The Company’s Board of Directors (“Board”) and stockholders approved a change of domicile from Colorado to Delaware on December 6, 2007. In connection with the Company’s change of domicile from Colorado to Delaware, the Company’s authorized capital was increased to 310,000,000 of which 300,000,000 are classified as common stock, par value $0.001 per share, and 10,000,000 are classified as preferred stock, par value $0.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. For at least ten years prior to August 13, 2009, the Company had not engaged in any business operations.

On August 13, 2009, Sen Yu International acquired all of the outstanding capital stock of Advanced Swine Genetics, Inc., a Nevada corporation (“Advanced Swine”). In exchange for all the outstanding shares of Advanced Swine, Sen Yu International issued 4,646.05933 shares of its Series A Convertible Preferred Stock (“Preferred A Stock”) to the shareholders of Advanced Swine (the “Share Exchange”).  Each share of Preferred A Stock was convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of common stock.  In November 2009, all shares of Preferred A Stock were converted into 20,044,689 (with additional fractional shares issued in or after November 2009) shares of Sen Yu International’s common stock, representing approximately 99% of then issued and outstanding shares.

Effective on September 30, 2009, the Company filed an amendment to its certificate of incorporation to change the name of the Company from Apogee Robotics, Inc. to “China Swine Genetics, Inc.” and implementing a 1-for-24 reverse split of the Company’s common stock.  On June 28, 2010, the Company changed its name to “Sen Yu International Holdings, Inc.”

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It is an intermediate holding company without its own operations. On February 28, 2008, Advanced Swine acquired 100% of the equity interest of Heilongjiang Sen Yu Animal Husbandry Co., Ltd. (“Heilongjiang Sen Yu”). Heilongjiang Sen Yu was incorporated on September 3, 2004, under the laws of the People’s Republic of China (“PRC”). On December 20, 2007, Advanced Swine entered into the stock transfer agreement with Heilongjiang Sen Yu through which Advance Swine acquired all the equity interest in Heilongjiang Sen Yu. The share transfer was approved on February 4, 2008 by the Heilongjiang Provincial Government, and the updated business license of Heilongjiang Sen Yu with the new stockholder’s name was issued on February 28, 2008 by Jiamusi Administration for Industry and Commerce. As a result, Heilongjiang Sen Yu became a foreign wholly owned enterprise on February 28, 2008.

Heilongjiang Sen Yu was originally founded with registered capital of RMB10 million (equivalent to approximately $1,208,211) on September 3, 2004 and increased its registered capital to RMB50 million (equivalent to approximately $6,165,762) and RMB80 million (equivalent to approximately $9,933,896) on January 18 and August 29, 2006, respectively.

Heilongjiang Sen Yu was in development stage and incurred minor selling expenses and significant general and administrative expenses prior to September, 2005. In September 2005, Heilongjiang Sen Yu accepted its first sales order of commercial hogs and breeding swine, and started its business as a farm enterprise for breeding, feeding and marketing the grandparent and parent generation breeding swine, and commercial hogs.

In November 2010, Jiamusi Development and Reform Commission approved Heilongjiang Sen Yu's change of domicile to Cultural Palace, 6th Floor, Qianjin District Jiamusi City, Heilongjiang Province.

In December 2005, Heilongjiang Sen Yu entered into a joint venture agreement with Polar Genetics, Inc., a Canadian corporation (the “Polar Genetics”) and the business license of this joint venture was issued in March 2006. The registered capital of Sino-Canadian Sen Yu Polar Swine Genetics Company Limited (“Sino-Canadian Sen Yu”) is RMB16.7 million (equivalent to approximately $2,068,368 as of December 20, 2005). According to the joint venture agreement, Heilongjiang Sen Yu and Polar Genetics shall contribute RMB10 million (equivalent to approximately $1,238,543 as of December 20, 2005) and 628 primary genetic breeding swine worth RMB6.7 million (equivalent to approximately $829,825 as of December 20, 2005), respectively, as capital contribution for 60% and 40% of the joint venture, respectively. This joint venture was approved by the Jiamusi Administration for Industry and Commerce on March 30, 2006, and RMB10 million cash (equivalent to approximately $1,246,028) was contributed by Heilongjiang Sen Yu on May 22, 2006. Polar Genetics contributed 628 primary genetic breeding swine worth RMB6.7 million (equivalent to approximately $892,263) on October 12, 2007. Since China custom officers did not complete the full inspection, and released the primary genetic boars to Sino-Canadian Sen Yu until November 27, 2007, this joint venture was considered to be in development stage and did not commence principal operations until November, 27, 2007.

Sen Yu International, Advanced Swine, Heilongjiang Sen Yu, and Sino-Canadian Sen Yu, Heilongjiang Sen Yu’s 60% owned joint venture are collectively referred herein as the “Company” in the accompanying consolidated financial statements.

	3.	Basis of Presentation
a.	Fiscal Year
The Company’s fiscal year ends on June 30. The accompanying consolidated financial statements of operations and cash flows include activities for the three months and nine months ended March 31, 2011 and 2010.

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

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The Company’s functional currency is RMB. In general, for consolidation purposes, the Company translates its assets and liabilities into US dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income.

The following rates are used in translating the RMB to the U.S. dollar presentation disclosed in these consolidated financial statements for the nine months ended March 31, 2011 and 2010, respectively.

		Nine Months Ended March 31,
		2011	2010
Assets and liabilities	Nine months ended rate of US dollars	$0.15270	$0.14650	/RMB

Revenue and expenses	Average rate of US dollars	$0.1520	$0.14644	/RMB

c.	Revenue Recognition
Revenues from products sales are recorded when both title to the goods and risk of ownership are transferred to the customer upon shipment, provided that no significant obligations remain. Net sales reflect units shipped at selling prices reduced by certain sales allowances.

d.	Income Taxes

Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes, and its U.S. subsidiary, Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Its PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. In particular, under current Corporate Income Tax Law in China, Heilongjiang Sen Yu and Sino-Canadian Sen Yu are exempt from corporate income tax in China for as long as they engage in hog breeding business. However, the exemption is only for a three year period and the renewal is subject to review by the Jiamushi City State Tax Bureau. The current tax exempt status of both Heilongjiang Sen Yu and Sino-Canadian Sen Yu expires on May 31, 2012. Heilongjiang Sen Yu and Sino-Canadian Sen Yu expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by Advanced Swine, during the nine months ended March 31, 2011 and 2010.  Sen Yu International generated only net income upon the change in fair value of warrants for the nine months ended March 31, 2011. There was non-realized gain as of March 31, 2011. Therefore, for the nine months ended March 31, 2011 and 2010, the Company’s income taxes were $0 and $0 in PRC and U.S.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At March 31, 2011 and June 30, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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
Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Per historical records, the Company had no uncollectible amounts. Therefore, the Company had not recorded any allowance for uncollectible accounts as of March 31, 2011 and 2010.

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

In order to acquire significant amounts of commercial hogs, the Company advanced purchase price for feedstuffs to Heilongjiang Wang Da Feedstuff Co., Ltd. (“Wang Da”). Since the advances to Wang Da were a significant part of total assets, Heilongjiang Sen Yu, adopts a bad debt allowance of 5% of the amount of money advanced to Wang Da commencing April 2009.
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

Cost of sales consists primarily of purchase price for commercial hogs from farmers, cost of fodder, direct labor, depreciation and manufacturing overhead, which are directly attributable to the production of breeding hogs.

n.	Selling, General and Administrative Costs

Selling costs consist primarily of salaries, freight costs and advertising fees, which are incurred in the course of the sale of goods. General and administrative costs consist of salaries, entertainment expenses, consulting fees, professional expenses and other expenses.

o.	Reclassifications

Certain amounts reflected in the consolidated financial statements for the nine months ended March 31, 2010 have been reclassified to conform to the presentation for the nine months ended March 31, 2011.

p.	Recent Accounting Pronouncements

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In December 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The amendments were effective January 1, 2011 and the adoption of this guidance does not have a material impact on the Company’s consolidated financial statements

5.	Inventories

Inventories as of March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
Raw materials	$53,394	$46,518
Work in progress	922,709	739,597
Finished goods	957,965	158,772
Less: Inventories provision	-	1,245
Total	$1,934,068	$943,642

Inventory turnover for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended March 31,
	2011	2010
Inventory turnover	38.52	34.75

Cost of goods sold in the nine months ended March 31, 2011 increased as compared to the same period in 2010 as a result of the increase in sales. Average inventories in the nine months ended March 31, 2011 increased as compared to the same period in 2010. However, the increased amount of cost of goods sold was greater than the amount of increased average inventories in the nine months ended March 31, 2011. As a result, the inventories turnover rate, which equals the cost of goods sold divided by the average inventory, for the nine months ended March 31, 2011 was higher than that in the same period in 2010.

The raw materials generally include the feedstuffs and other raw materials, and finished goods include the baby hogs, young hogs and commercial hogs which are ready to be sold. Work in progress generally includes the direct labor, depreciation of the facilities, manufacturing overhead expenses, and other production related fees.

6.	Advanced to Suppliers, Net

Pursuant to a cooperation agreement with Wang Da, a professional fodder provider and a collector for commercial hogs, Heilongjiang Sen Yu agreed to advance the purchase price for feedstuffs to Wang Da on behalf of the Wand Da’s contracted farmers in order to support Wang Da’s contracted farmers’ use of good quality feedstuffs to raise their commercial hogs. Wang Da collects the hogs and delivered them to Heilongjiang Sen Yu once they mature under a profit sharing plan with the farmers. Wang Da can offset the advances from Heilongjiang Sen Yu once it delivers the matured commercial hogs to Heilongjiang Sen Yu. Heilongjiang Sen Yu had an aggregate amount of RMB281,849,395 (equivalent to approximately $43,039,641) advances to Wang Da as of March 31, 2011.

Heilongjiang Sen Yu adopted a bad debt allowance at 5% of the aggregate amount advanced to Wang Da for the nine months ended March 31, 2011 and 2010. Accordingly, the bad debt allowances were RMB14,092,470 (equivalent to approximately $2,151,982) and RMB 11,001,547 (equivalent to approximately $1,622,302) as of March 31, 2011 and June 30, 2010, respectively. Including the amount of advances to suppliers by Sino-Canadian Sen Yu, the Company had a total net amount advanced to suppliers as of March 31, 2011 and June 30, 2010 as follows:

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
Advanced to suppliers	$43,043,459	$32,452,993
Less: Accumulated bad debt allowance	2,151,982	1,622,302
Advanced to suppliers, net	$40,891,477	$30,830,691

Pursuant to the Cooperation Agreement, once Wang Da breaches the terms of the cooperation agreement, Heilongjiang Sen Yu can step into Wang Da’s shoes without any condition, have all creditor’s rights of Wang Da with its contracted farmers and take direct delivery of the commercial hogs from the farmers. Heilongjiang Sen Yu advances the purchase price for feedstuffs to Wang Da, with fixed profit margins set by Heilongjiang Sen Yu, and Wang Da in turn provides fodders to farmers on credit at discount rates obtained through volume purchasing. Wang Da also guarantees the repurchase of the matured commercial hogs that meet Heilongjiang Sen Yu’s quality standards. Pursuant to the Amended and Restated Cooperation Agreement with Wang Da, Wang Da shall deposit RMB 7 million (approximately $1.07 million) with the Company as security deposit upon the execution of the Amended and Restatement Cooperation Agreement on March 28, 2011. The Company didn’t receive the $1.07 million deposit until April 18, 2011. In case Wang Da is in default, the Company can apply the security deposit to the outstanding advances.

Advances to suppliers aging as of March 31, 2011 and June 30, 2010 were as follows:
	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
Less than 90 days	$18,788,393	$9,082,676
91days-180days	11,920,743	13,718,027
181days-365days	12,334,323	9,649,092
More than 365days	-	3,198
Total	$43,043,459	$32,452,993

The Company’s advances to suppliers with ages of less than 91 days represented approximately 44% and 28% of total advances to suppliers as of March 31, 2011 and June 30, 2010, respectively.

The turnover rate for advances to Wang Da for the nine months ended March 31, 2011 and 2010 were as follows:
	Nine Months Ended March 31,
	2011	2010
Turnover rate for advances to Wang Da	1.49	1.82

The purchases of commercial hogs from Wang Da during the nine months ended March 31, 2011 increased as compared to the same period in 2010 as a result of the increase in sales of commercial hogs. In order to acquire large numbers of commercial hogs in the coming year, the amount of average advances to Wang Da during the quarter ended March 31, 2011 increased as compared to the same period in 2010. However, the increased amount of average advances was greater than the amount of increased purchases of commercial hogs during the current period. As a result, the turnover rate of advances to Wang Da for the nine months ended March 31, 2011 was lower than in the same period in 2010.

7.	Prepayments and Other Current Assets

As of March 31, 2011 and June 30, 2010, prepayments and other current assets consisted of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
Prepaid rent	$22,786	$15,751
Advance to employees	1,138	3,401
Other receivable	46,449	157,625
Total	$70,373	$176,777

8.	Property, Plant, Equipment, and Breeding Stock, Net

Property, Plant, Equipment, and Breeding Stock, less accumulated depreciation, consisted of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
Buildings and improvements	$1,839,101	$1,775,956
Land improvements	290,155	280,193
Leasehold improvements	156,901	116,446
Machinery and equipments	669,588	684,077
Breeding stock	700,416	556,320
Sub-Total	3,656,161	3,412,992
Less: Accumulated depreciation	1,764,404	1,429,232
Total	$1,891,757	$1,983,760

Depreciation expenses for the nine months ended March 31, 2011 and 2010 were $358,854 and $378,429, respectively. Loss on disposal of fixed assets for the nine months ended March 31, 2011 and 2010 was $71,034 and $107,789, respectively.

9.	Loans Payable, Net

Loans payable as of March 31, 2011 and June 30, 2009 consisted of the following:

Loans payable, net, current maturities	31-Mar-11	30-Jun-10
	(Unaudited)	(Audited)
On December 1 and 16, 2005, the Company obtained loans in an aggregate amount of  RMB 2.8 million (equivalent to $427,572 and $412,891 as of March 31, 2011 and June 30, 2010, respectively) and RMB 0.7 million (equivalent to $106,893 and $103,223 as of March 31 and June 30, 2010, respectively) from Jiamusi Government Financial Bureau ("JGFB") by pledging certain buildings in Huanan, which have a carrying value of approximately RMB 2.6 million (equivalent to $397,031). The term of the debt was originally from October 31, 2005 to 2007. Because the Company is an agricultural enterprise and its business is supported by the Chinese government, these loans do not bear interest, and the original due date has been extended to December 31, 2011.
	$534,465	$516,114

On April 20 and September 25, 2007, Sino-Canadian, obtained loans in an aggregate amount of RMB 1.5 (equivalent to $229,056 and $221,192 as of March 31, 2011 and June 30, 2010, respectively) and RMB 0.5 million (equivalent to $76,353 and $73,731 as of March 31, 2011 and June 30, 2010, respectively) from Tangyuan Government Financial Bureau ("TGFB") by pledging certain buildings in Heijinhe, which have a carrying value of approximately RMB 5.1 million (equivalent to $778,792 as of March 31, 2011). The term of the debt was originally from January 1, 2007 to December 31, 2008. Because the Chinese government supports the Company’s business, these loans do not bear interest and all of their due dates have been extended to December 31, 2011.
	305,409	294,923

On May 9, 2007, the Company obtained a loan in amount of RMB 2 million (equivalent to $305,409 and $294,923) as of March 31, 2011 and June 30, 2010, respectively) from JGFB by pledging certain buildings in Huanan, which have a carrying value of approximately RMB 1.5 million (equivalent to $229,056 as of March 31, 2011). The term of the debt was originally from January 1, 2007 to December 31, 2008. Because the Chinese government supports the Company’s business, this loan does not bear interest and the due date has been extended to December 31, 2011.	305,409	294,923
Total loans payable, current maturities	$1,145,283	$1,105,960
Less: discount on loans payable, current	47,165	39,036
	$1,098,118	$1,066,924

10.	Convertible Note, Net

On February 22, 2010, the Company consummated an offering of 10% Secured Convertible Notes (the “February 2010 Notes”) with an aggregate principal amount of $2,165,000. The Notes were sold at par to twelve investors. The maturity date of the Notes was February 22, 2011. Interest on the Notes of 10% per annum was payable quarterly. Payment of interest and principal was secured by a pledge of the Company’s shares owned by Ligang Shang, the majority stockholder of the Company. In the event the Company completes an equity financing of $5 million or more (a “Qualified Financing”), the Notes will automatically convert into securities of like kind to the securities sold in the Qualified Financing at a 50% discount to the purchase price of the securities in the Qualified Financing.  If the Company does not complete such a Qualified Financing prior to the maturity date of the Notes, the Note holders shall be repaid, in cash, the principal amount of the Notes plus interest, and the Company would be required to issue to the Note holders warrants to purchase common stock at $1.50 per share, up to the principal amount of the Notes. The Company applies ASC Topic 470 to determine the classification of its convertible debt. In accordance with that guidance, when convertible debt is issued and conversion features that are not beneficial at the commitment become beneficial upon the occurrence of a future event, no value is apportioned to the conversion feature. Therefore, convertible debt was entirely recorded in liabilities as of December 31, 2010.

Pursuant to the February 2010 Notes agreement, all the Notes were automatically converted, for no additional consideration, into an aggregate of 1,096,498 shares of the Company’s common stock, 913,192 shares of Series B Preferred Stock, Series A Warrants to purchase an aggregate of 799,044 shares of common stock, Series B Warrants to purchase an aggregate of 799,044 shares of common stock and Series F Warrants to purchase an aggregate of 877,199 shares of common stock, immediately following the closing of a private placement of $3,044,140 of common stock in February 2011, which together with a private placement of $2.42 million of the Company’s Series B Preferred Stock in June 2010, constituted a “Qualified Financing”. The Series A Warrants, Series B Warrants and Series F Warrants issued to the Notes holders have an exercise period of three years from February 17, 2011 and are exercisable at $3.0, $4.1 and $2.64 per share, respectively.

Upon the consummation of the Qualified Financing, the Notes became convertible and conversion feature were beneficial. As a result, the intrinsic value of the beneficial conversion feature of $2,165,000 was recorded as discount of convertible debt at the closing date of February 2011 Private Placement. Therefore, the total amount of convertible note net was $0 as of March 31, 2011.

11.	Loans from Stockholders/Officers, Net

Loans from stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. During the quarter ended September 30, 2009, in order to increase the working capital of the Company, the majority stockholder, Mr. Ligang Shang, waived his right to collect the Company’s debt to him in an aggregate amount of $11,169,236.  That sum was added to paid-in capital as of September 30, 2009. The increase of loans from stockholders/officers was mainly attributable to the fact that Mr. Zhenyu Shang, the Chairman and Chief Executive Officer loaned fund to the Company in order to finance increasing professional fees and other investor-relation related costs.  As a result, the total net amount of loans from the stockholders/officers was $698,055as of March 31, 2011.

12.	Commitments

The Company enters into commercial hog sales contracts with its major customers to reduce its market risk in the ordinary course of business. The Company utilizes these contracts to establish adequate sales to minimize the risk of market fluctuations. The Company continually monitors its overall market position and fair value. The material terms of these contracts information are summarized as below:

Contract #	Sales Contracts	Client’s Name	Contract Term	Sales Quantities
1	Commercial hogs sales	Beijing Da Hongmen	from September 29, 2010 to September 28, 2011	200,000 hogs per year
2	Commercial hogs sales	Beijing Fifth Meat Factory	from August 29, 2010 to August 28, 2011	300,000 hogs per year

	Sales Price	Hog Average Weight	Hogs Quality	Penalty
1	Market price in Beijing area	From 75 to 90kg	second or/and third generation of merchandise hogs	1% penalty if the merchandise hogs are delivered late
2	Market price in Beijing area	From 75 to 90kg	second or/and third generation of merchandise hogs	1% penalty if the merchandise hogs are delivered late

The Company leases office space and employee living space. The rental expenses under operating leases were $128,474 and $ 140,791 for the nine months ended March 31, 2011 and 2010, respectively. Future minimum rental commitments on March 31, 2011, are as follows:

Nine Months Ending March 31,	Amount
2012	$172,562
2013	149,706
2014	52,662
2015	1,500
2016	1,500
Thereafter	27,617
Total minimum payments required	$405,547

13.	Stockholders’ Equity

a.	Preferred Stock

The Board is authorized to designate the preferred stock in classes, and to determine the rights, privileges and limitations of the shares in each class. There are 10,000,000 of preferred stock authorized, par value $0.001 per share.

In exchange for all the outstanding shares of Advanced Swine, the Company issued 4,646.05933 shares of Series A Convertible Preferred Stock to the shareholders of Advanced Swine.  Each share of Series A Preferred Stock was convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of common stock. There were 4,800 shares designated as Series A Preferred Shares as of June 30, 2009.

All outstanding shares of Series A Convertible Preferred Stock were converted into an aggregate of 20,044,689 (with additional fractional shares issued in or after November 2009) shares of common stock in November 2009.

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

Series B Convertible Preferred Stock

On June 11, 2010, the Company consummated an offering with certain accredited investors pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement (“2010 June Private Placement”). The Company raised gross proceeds of $2,420,000 and issued to the investors an aggregate of (i) 1,152,380 shares of Series B convertible preferred stock with an initial one-to-one conversion ratio into shares of the Company’s common stock (“Preferred B Stock”), (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of common stock (the “Series A Warrants”), and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of common stock (the “Series B Warrants”). Additionally, the investors were granted an option to purchase up to $3,000,000 of additional Preferred B Stock any time on or before December 11, 2010.  In connection with the 2010 June Private Placement, the Company also issued to Global Arena Capital Corp., the Company’s placement agent (“Global”), and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years. From the proceeds of the offering, the Company paid a fee of $116,160 to the placement agent as commission.  The Company also reimbursed the placement agent for its management and finance expenses totaling $53,240.  In addition, the Company incurred other direct costs of $60,455. As a result, the Company realized net proceeds of $2,190,145 from the offering.

The conversion price of the Series B Preferred Stock is subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In the event the February 2010 Convertible Notes are converted at a price per share below $2.10, the conversation price shall immediately be adjusted to the equivalent of such lower price per share. The conversation price of Series B Preferred Stock issued in the June 2010 offering was $1.08 per share as of March 31, 2011.

On March 16, 2011, 77,143 shares of Series B convertible preferred stock issued in the 2010 June Private Placement were converted into 150,000 shares of common stock at a conversion price of $1.08 per share.

On February 17, 2011, 913,192 shares of Series B Preferred Stock were issued upon the automatic conversation of the Notes issued in the February 2010 Private Placement.  The conversion ratio for the Series B Preferred Stock issued on February 17, 2011 is one-to-one.

As of March 31, 2011 and June 30, 2010, there were 1,988,429 and 1,152,380 shares of Series B Stock outstanding. As of March 31, 2011, 913,192 shares of Series B Stock shall be convertible into common stock at a ratio of one to one and 1,075,237shares of Series B Stock are convertible into common stock at a ratio of 1: 1.94.

b.	Warrants

Series A Warrants and Series B Warrants

The Series A Warrants and Series B Warrants have an initial exercise price of $3.00 and $4.10 per share, respectively, and are exercisable for three years from the dates of their issuance. As long as any Series A Warrant or Series B Warrant is held by a 2010 June Private Placement investor, the Company is prohibited from entering into any subsequent financing involving issuances of securities of the Company (the “Subsequent Financing” ), if (i) the securities issued therein are convertible into common stock at variable conversion rates, or (ii) an investor in the Subsequent Financing is granted the right to receive additional shares based on future transactions of the Company on more favorable terms than those granted to 2010 June Private Placement investors.

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into common stock issued by the Company.  The Company’s basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, so the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of March 31, 2011, respectively.

On February 17, 2010, Series A Warrants to purchase an aggregate of 799,044 shares of common stock and Series B Warrants to purchase an aggregate of 799,044 shares of common stock were issued upon the conversion of the February 2010 Notes. These Series A Warrants and Series B Warrants are exercisable at $3.0 and $4.1, respectively, for three years from February 17, 2011.

As of March 31, 2011, 1,807,378 Series A Warrants and 1,807,378 Series B Warrants were outstanding, respectively.

Series C Warrants to Series E Warrants

In connection with the 2010 June Private Placement, the Company issued to Global, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years. None of these warrants has been exercised as of March 31, 2011.

Series F Warrants

On February 17, 2011, the Company consummate a private placement with a non-U.S. investor called D.D Investment Co., Limited in which the Company sold an aggregate of 1,383,700 shares of the Company’s common stock at $2.20 per share for total gross proceeds of $3,044,140 (the “February 2011 Private Placement”).  The investor also received a Series F Warrant exercisable for three years to purchase 1,106,960 shares of common stock at $2.64 per share.  The Series F Warrant may only be exercised in cash and the exercise price of the Series F Warrant is subject to adjustment for stock splits, stock dividends, recapitalizations and the like.

On February 17, 2011, Series F Warrants to purchase an aggregate of 877,199 shares of common stock were issued upon conversation of the February 2010 Notes.

As of March 31, 2011, 1,984,159 Series F Warrants were outstanding.

Following is a summary of the status of Series A to F warrants activity as of March 31, 2011:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, July 1, 2010	2,237,834	$3.50	3.90	$2.65
Granted	3,582,247
Forfeited	-	-	-	-
Exercised	-	-	-	-
Adjusted by investment agreement	-	(0.77)
Outstanding, March 31, 2011	5,820,081	$2.73	2.70	$0.27

Accounting for Warrants
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

As a result of adopting this ASC 815-40 “Accounting for Derivative Financial Instruments” standard, Series A- F warrants are treated as derivative liabilities warrants because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, RMB.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  The fair value of the warrants was determined in the following manner:

The fair value of the warrants issued in the June 2010 Private Placement at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 294%, Risk free interest rate 0.95% for Series A and B warrants, and Risk free interest rate 1.77% for Series C to E warrants. The fair value of those warrants at the grant date was calculated at $11,655,371 as derivative liabilities warrants.

The fair value of the warrant issued in February 2011 Private Placement at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 230.4%, Risk free interest rate 1.06%. The fair value of this warrant at the grant date was calculated at $2,260,648 as derivative liabilities warrants.

The fair value of the warrants issued upon conversation of the February 2010 Notes at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 230.4%, Risk free interest rate 1.06%. The fair value of those warrants at the grant date was calculated at $5,029,170 as derivative liabilities warrants.

The fair value of outstanding warrants was $16,889,136 and $13,654,111 as of March 31, 2011 and June 30, 2010. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions

	As of March 31, 2011	As of June 30, 2010
Volatility	259.40%	293.70%
Risk free interest rate	0.82%, 1.06% or 2.28%	0.95% or 1.77%
Expected term	2.20-4.20 years	2.95-4.95 years
The change in fair value of warrants was recorded as other loss or income for the nine ended March 31, 2011and 2010.

d.	Common Stock
On February 2, 2010, the Company issued 5,000 shares of common stock to a consultant for services rendered during the period from January 29, 2010 to June 30, 2010.  On May 3, 2010, the Company issued 100,000 shares of common stock to each of Mr. Cong and Mr. Hau, for services rendered for the period from April 16, 2010 to April 15, 2013. The Company issued to Primary Capital LLC and one individual, Mr. Ming Liu, 361,870 and 240,000 shares of restricted common stock on June 9, 2010, respectively. In March 2011, the Company issued 40,931common stocks to Hampton Growth Resources LLC (“Hampton Growth”) for rendering professional investors-relation services, 25,000 shares of common stocks to Chunying Chen and 250,000 shares of common stocks to each of Ming Jie Huo and Song Ling Huo for consulting services they rendered.

On February 17, 2011, pursuant to the February 2010 Notes agreement, an aggregate of 1,096,498 shares of the Company’s common stock were issued upon conversation of the February 2010 Notes.

February 2011 Offering

On February 17, 2011, the Company consummated a private placement with a non-U.S. investor called D.D Investment Co., Limited in which the Company sold an aggregate of 1,383,700 shares of the Company’s common stock at $2.20 per share for total gross proceeds of $3,044,140.  The investor also received a Series F Warrant exercisable for three years to purchase 1,106,960 shares of common stock at $2.64 per share.  The Series F Warrant may only be exercised in cash and the exercise price of the Series F Warrant is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The investor is entitled to piggy-back registration rights with respect to the 1,106,960 shares of common stock and shares underlying the Series F Warrant. No placement agent was utilized in connection with the February 2011 Private Placement.

The Company had 24,089,111 shares of common stock outstanding and issued as of March 31, 2011.
e.	Additional Paid-In Capitals

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. $10,237,206 was recorded as additional paid-in capital as of March 31, 2011.

f.	Shares Base Compensation and Unearned Compensation

On February 2, 2010, the Company issued 5,000 shares of common stock to a consultant for services rendered during the period from January 29, 2010 to June 30, 2010.  On May 3, 2010, the Company issued 100,000 shares of common stock to each of Mr. Cong and Mr. Hau for services rendered for the period from April 16, 2010 to April 15, 2013.
In order to develop potential market of breeding and commercial hogs in west China, on March 23, 2011, the Company issued 500,000 shares of common stock to two consultants for their services rendered for the sixty months commencing from March 1, 2011.  The Company issued 25,000 shares of common stock to Chunying Chen for the services rendered during the period from February 28, 2011 to February 28, 2012 to provide general management advice, especially in the areas of financial management, investor relation and business planning.

In addition, the Company issued 40,931 shares of common stock to Hampton Growth for rendering professional investors’ relationships services for the six months commencing from February 23, 2011.

The Company debited unearned compensation on the grant dates, and will recognize total compensation expenses over the period. Unearned compensation represents the cost of services yet to be performed, and the Company reports unearned compensation in stockholders’ equity in the balance sheets, as a contra-equity account.

14.	Basic and Diluted Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited

Net income for basic calculation	$55,696	$1,440,791	$17,307,759	$9,209,413

Weighted average common shares	21,721,267	20,087,080	21,169,077	10,589,708
Net income per share — basic	0.00	0.07	0.82	0.87

Net income for basic calculation	55,696	1,440,791	17,307,759	9,209,413
Effect of dilutive securities issued	-	204,739	144,293	204,739
Net income for diluted calculation	55,696	1,645,530	17,452,052	9,414,152

Denominator for basic calculation	21,721,267	20,087,080	21,169,077	10,589,708
Weighted average effect of dilutive securities;
Series B Preferred stock and warrants
and Convertible Note	2,583,170	1,063,881	3,438,653	354,627
Denominator for diluted calculation	24,304,437	21,150,961	24,607,730	10,944,335
Net income per share — diluted	$0.00	$0.08	$0.71	$0.86

15.	Concentration of Business

a.	Financial Risks

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

b.	Major Customers

The following summarizes sales to major customers (each represented 10% or more of the Company’s total sales revenues):

	Sales to	Number of	Percentage of
Nine Months Ending March 31,	Major Customers	Customers	Total Sales Revenue
2011	$ 71,897,421	2	98.55%
2010	$ 59,020,984	2	98.67%

The following summarizes purchases from major suppliers (each representing 10% or more of the Company’s total purchase):

	Purchase from	Number of	Percentage of
Nine Months Ending March 31,	Major Suppliers	Suppliers	Total Purchases
2011	$ 55,531,432	1	95.85%
2010	$ 47,410,096	1	99.88%

16.	Geographical Risks

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
On April 22, 2011, the Company issued to Hampton Growth 370,000 restricted shares of Company’s common stock for additional services to be provided by HGR pursuant to that certain Addendum to the Service Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of the Company for the three months and nine months ended March 31, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

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

A Certificate of Amendment to the Company’s Certificate of Incorporation was filed on September 9, 2009 to change the Company’s name from Apogee Robotics, Inc. to “China Swine Genetics, Inc.” Concurrent with the name change, a 1 for 24 reverse split was effected on September 30, 2009.  Stockholders with one or more but fewer than 100 shares after the reverse split were issued shares to increase their holdings to 100 shares.  All other fractional shares resulting from the reverse split were repurchased by the Company at $5.28 per share. On June 28, 2010, the Company changed its name to “Sen Yu International Holdings, Inc.”

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It is an intermediate holding company that conducts its business through its subsidiaries in the PRC. On December 20, 2007, Advanced Swine entered into a stock transfer agreement with Heilongjiang Sen Yu through which Advance Swine acquired all the equity interest in Heilongjiang Sen Yu. The share transfer was approved on February 4, 2008 by the Heilongjiang Provincial Government, and an updated business license of Heilongjiang Sen Yu with the new stockholder’s name was issued on February 28, 2008 by Jiamusi Administration for Industry and Commerce.

Heilongjiang Sen Yu was incorporated on September 3, 2004, under the laws of PRC with an initial registered capital of RMB10 million (equivalent to approximately $1,208,211 on August 27, 2004. The registered capital was increased to RMB50 million (equivalent to approximately $6,165,762) and RMB80 million (equivalent to approximately $9,933,896) on January 18 and August 29, 2006, respectively.

In March 2006, Heilongjiang Sen Yu established a joint venture named Sino-Canadian Sen Yu Polar Swine Genetics Company Limited (“Sino-Canadian Sen Yu”) with Polar Genetics Inc., a Canadian corporation (the “Polar Genetics”). This joint venture was in the development stage and did not commence principal operations until November 27, 2007.

Both Heilongjiang Sen Yu and Sino-Canadian Sen Yu engage in the business of breeding and selling breeding swine and commercial hogs, then distributing them to slaughter facilities and pork distributors in the PRC. The Company’s objective is to establish itself as one of the leading producers and distributors of breeding swine and commercial hogs in the PRC.

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

	Three Months		Three Months
	Ended March 31, 2011		Ended March 31, 2010		2011 v.s. 2010
	(Unaudited)		(Unaudited)		Increase/ (decrease)

Revenues	$20,308,812		$14,921,687		$5,387,125	36%
Cost of Goods Sold	14,788,442	72.82%	12,249,758	82.09%	2,538,684	21%
Gross Profit	5,520,370	27.18%	2,671,929	17.91%	2,848,441	107%
Selling expenses	715,064		523,272		191,792	37%
Bad debt for advanced to suppliers	423,214		80,893		342,321	423%
Losses on disposal of fixed assets	21,886		9		21,877	0%
General and administrative expenses	476,572		441,349		35,223	8%
Total Operating Expenses	1,636,736	8.06%	1,045,523	7.01%	591,213	57%
Income from Operations	3,883,634	19.12%	1,626,406	10.90%	2,257,228	139%
Other Income (Expenses or Losses )
Interest income (expense), net	22,342		(203,317)		225,659	-111%
Other expense, net	(1,552)		-		(1,552)	0%
Change in fair value of warrants	(3,861,173)		-		(3,861,173)	0%
Total Other Expenses or Losses	(3,840,383)		(203,317)		(3,637,066)	1,789%

Income from Continuing Operations Before Income Taxes	43,251	0.21%	1,423,089	9.54%	(1,379,838)	-97%
Income Tax Provision	-		-		-
Net (Loss) Income Before Noncontrolling Interest	43,251	0.21%	1,423,089	9.54%	(1,379,838)	-97%
Less: Net loss attributable to the noncontrolling interest	(12,445)		(17,702)		5,257	-30%

Net Income Attributable to Sen Yu International Holdings, Inc.	$55,696		$1,440,791		$(1,385,095)	-96%

Revenues

Total revenues were $20,308,812 for the three months ended March 31, 2011 compared to $14,921,687 for the three months ended March 31, 2010 representing a 36% period to period increase. The increase in revenue was mainly contributable to increased orders from our major customers, Beijing Dahongmen and Beijing Fifth Meat Factory and increase in sales price. Hog sales increased to 99,055 heads for the quarter ended March 31, 2011 from 85,294 heads during the three months ended March 31, 2010.

The following table sets forth information regarding the sales of our principal products during the three months ended March 31, 2011 and 2010:

	Three months Ended March 31
	2011			2010			2011 Less 2010
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial Hogs	99,055	$19,749,098	97%	85,294	$14,452,503	97%	13,761	$5,296,595	37%
Others Hogs	2,086	559,714	3%	2,227	469,184	3%	(141)	90,530	19%
Total	101,141	$20,308,812	100%	87,521	$14,921,687	100%	13,620	$5,387,125	36%

Commercial hogs refer to the hogs we repurchase from Wang Da’s contracted farmers. Commercial hogs are transported and sold in the Beijing market. Other hogs refer to hogs raised in our own breeding facilities, including breeding swine, commercial hogs, piglets and substandard hogs which are not qualified as breeding swine. Other hogs are mainly sold in local Heilongjiang market. The increase in quantities sold, as reflected in the table, was primarily attributable to our policy of committing all of our available cash resources to the commercial hog market.

The following table sets the average price per capita of our principal products during the three months ended March 31, 2011 and 2010:

	Average Unit Sale Price Per Capita Three Months Ended March 31,		Change in Average Unit Sale Price
	2011	2010	Per Capita
Commercial Hogs	$199.38	$169.44	$29.94
Others Hogs	268.32	210.68	57.64
Overall Average Products	$200.80	$170.49	$30.31

The increase in average unit sale price (per capita), as reflected in the above table, was primarily attributable to the fact that the market price of hogs per kilogram in the three months ended March 31, 2011 increased as compared to the same period in 2010. The average unit sales price of others hogs in the three months ended March 31, 2011 increased as compared to the same period in 2010.  The unit sales prices of piglets and substandard hogs, which are not qualified as breeding swine, were generally lower than the sales prices of breeding swine and commercial hogs. In addition, the unit sales prices of breeding swine were higher than commercial hogs. We sold more breeding swine for the three months ended March 31, 2011 as compared to the same period in 2010. As a result, the average unit sales price of other hogs increased significantly during the quarter ended March 31, 2011.

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect manufacturing costs, including production overhead costs and costs of our purchases of hogs. Cost of goods sold for the three months ended March 31, 2011 were $14,788,442. In comparing to $12,249,758 for the three months ended March 31, 2010, this represents a 21% or $2,538,684 increase. This increase was in line with the increase in sales.

The following table sets forth information regarding the average cost per capita of our principal products during the three months ended March 31, 2011 and 2010.

	Average Cost Per Capita Three Months Ended March 31,		Change in Average Cost
	2011	2010	Per Capita
Commercial Hogs	$144.72	$136.43	$8.29
Other Hogs	217.18	275.21	(58.03)
Overall Average Products	$146.22	$139.96	$6.26

The increase in average cost per capita, as reflected in the above table, was primarily attributable to the fact that we sold more commercial hogs in the quarter ended March 31, 2011 as compared to the same period in 2010. Due to the lack of cash flow to support our short-term need during the period from July 2009 to January 2010, we reduced the number of other hogs that we produced in our breeding facilities, including breeding swine, commercial hogs, which are directly raised by us and substandard hogs, which are not qualified as breeding swine. As a result, the cost of sales per capita for other hogs increased gradually from July 2009 to January 2010 because the fixed manufacturing costs were allocated to a smaller number of other hogs. Commencing from February 2010, we started to increase the number of other hogs gradually in our breeding facilities.  As a result, the cost of sales per capita for other hogs declined significantly for the quarter ended March 31, 2011 as compared to the same period in 2010.   The cost of sales per capita for commercial hogs which were purchased from the Wang Da-contracted farmers primarily consisted of fodder costs and the fixed percentage of profits allocated to the farmers, so the cost of sales per capita was relatively fixed.  The average cost of sales per capita for commercial hogs is less than that for other hogs. Since other hogs only constitute about 3% of our sales in the three months ended March 31, 2011, the increase in the cost of sales per capita for other hogs didn’t have significant impact on the cost of sales per capital for all the hogs.

Gross margins were 27.18% and 17.91% for the three months ended March 31, 2011 and 2010, respectively. The increase in gross profit percentage was due to the fact that we sold more commercial hogs in the three months ended March 31, 2011. The average market price per commercial hogs increased significantly during the three month period ended March 31, 2011 while the cost of sales remained stable. In addition, we reduced the wastage of commercial hogs (the weight of commercial hogs generally reduced slightly from Jiamusi to Beijing ) in the course of transporting for the three months ended March 31, 2011 as compared to the same period in 2010. Therefore, the gross margin for commercial hogs increased significantly for the quarter ended March 31, 2011. The gross margin for commercial hogs is higher than the average gross margin for other hogs raised in our farms. We raise breeding swine, commercial hogs, substandard hogs, and piglets in our own facilities. The gross margins for substandard hogs and piglets are generally much lower than the gross margins for breeding swine, and the gross margin for breeding swine is generally higher than commercial hogs. Due to the decrease in the cost of sales per capita for the other hogs for the quarter ended March 31, 2011, the gross margin for other hogs increased significantly for the quarter ended March 31, 2011, compared to the same period in 2010. Since other hogs only constitute about 3% of our sales in the three months ended March 31, 2011, the decrease in gross margin per capita for other hogs didn’t affect the gross margin per capital for all the hogs much.

Selling Expenses

Selling expenses increased from $523,272 for the three months ended March 31, 2010 to $715,064 for the three months ended March 31, 2011. The increase was mainly attributable to the increased transportation cost which resulted from increased orders from our major customers in Beijing. We utilized the services of Jiamusi Shunlida Transporting Co through December 31, 2009 and Jiamusi Hongqi Transporting Agency Co beginning in January 2010 for transportation of commercial hogs between Jiamusi and Beijing.

Bad debt for advanced to suppliers

The provision for bad debt expense was $423,214 for the three months ended March 31, 2011, as compared to $80,893 for the three months ended March 31, 2010, an increase of $342,321 or 423% which was in line with the increase in the advances to suppliers. We adopt a bad debt allowance of 5% of the aggregate amount of advances to Wang Da.

General and Administrative Expenses

General and administrative expenses were $476,572 for the three months ended March 31, 2011, as compared to $441,349 for the three months ended March 31, 2010, an increase of $35,223 or 8%. The increase in general and administrative costs was primarily due to the increase in New York office rental expenses and management salary during the three months ended March 31, 2011, as compared to the same period in 2010. Although we decreased significantly the investor relation related charges, consulting and adviser fee during the three months ended March 31, 2011, such decrease had been offset by the increase in office rental and salary expense for the quarter ended March 31, 2011.

Total Operating Expenses

As a result of the above, total operating expenses were $1,636,736 for the quarter ended March 31, 2011, as compared to $1,045,523 for the quarter ended March 31, 2010, an increase of $591,213 or 57%. This increase was primarily attributable to the increase in bad debt expenses and selling expense.

Other Income (Expense or Losses)

During the three months ended March 31, 2011, total other expenses or losses, net, amounted to $3,840,383 as compared to $203,317 for the three months ended March 31, 2010, an increase of $3,637,066. The increase was mainly attributable to the change in the fair value of warrants of $3,861,173.  We adopt ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard to calculate the fair value for those warrants which are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the quarter ended March 31, 2011 the change in the fair value of warrants was $3,861,173, which was recognized as other expenses.

For the three months ended March 31, 2011, net interest income was $22,342 as compared to interest expense of $203,317 during the three months ended March 31, 2010, an increase of $225,659. This increase was because no interest expense was occurred after full conversion of the $2,165,000 February 2010 Notes in February 2011.

Other expenses were $1,552 during the three months ended March 31, 2011 as compared to other expense $0 for the same period in 2010.

Income Taxes

Our provisions for income taxes for the three months ended March 31, 2011 and 2010 were $0 and $0, respectively. Our PRC subsidiaries are exempt from income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes while its subsidiary in the U.S., Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Our PRC subsidiaries expect to use their retained earnings to support our PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by Sen Yu International and Advanced Swine, during the three months ended March 31, 2011 and 2010. Therefore, for the quarter ended March 31, 2011 and 2010, income taxes were $0 and $0.

Net Income and Other Comprehensive Income

During the three months ended March 31, 2011, Sino-Canadian Sen Yu had a net loss of approximately $31,112.  In our Statements of Operations, the 40% of that loss allocable to our joint venture partner was added to our net income. In the future, if Sino-Canadian realizes a net income, the 40% of that income allocable to our joint venture partner will likewise be attributed to “Noncontrolling Interest” and subtracted from our net income. Our net income for the quarter ended March 31, 2011, after that deduction, totaled $55,696.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended March 31, 2011, the effect of converting our financial results to U.S. dollars was to add $426,030 to our accumulated other comprehensive income.  During the quarter ended March 31, 2010, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was an increase of $5,497 to our accumulated other comprehensive income.

NINE MONTHS ENDED MARCH 31, 2011 COMPARED TO NINE MONTHS ENDED MARCH 31, 2010

	Nine Months		Nine Months
	Ended March 31, 2011		Ended March 31, 2010		2011 Vs 2010 Increase/ (decrease)

	(Unaudited)		(Unaudited)

Revenues	$72,952,746		$59,814,100		$13,138,646	22%
Cost of Goods Sold	55,059,096	75.47%	47,334,053	79.14%	7,725,043	16.32%
Gross Profit	17,893,650	24.53%	12,480,047	20.86%	5,413,603	43%

Operating Expenses
Selling expenses	2,529,271		1,880,582		648,689	34%
Bad debt for advanced to suppliers	463,499		464,877		(1,378)	0%
Losses on disposal of fixed assets	71,034		107,789		(36,755)	-34%
General and administrative expenses	1,474,407		740,927		733,480	99%
Total Operating Expenses	4,538,211	6.22%	3,194,175	5.34%	1,344,036	42%

Income From Operations	13,355,439	18.31%	9,285,872	15.52%	4,069,567	44%

Other Income (Expenses or Losses )
Interest expense, net	(116,792)		(201,497)		84,705	-42%
Other expense, net	(1,541)		(6,451)		4,910	-76%
Change in fair value of warrants	4,054,792		-		4,054,792	0%
Total Other Income (Expenses)	3,936,459		(207,948)		4,144,407	-1993%

Income from Continuing Operations Before Income Taxes	17,291,898	23.7%	9,077,924	15.18%	8,213,974	90%
Income Tax Provision	-		-		-

Net Income Before Noncontrolling Interest	17,291,898	23.7%	9,077,924	15.18%	8,213,974	90%

Less: Net loss attributable to the noncontrolling interest	(15,861)		(131,489)		115,628	-88%

Net Income Attributable to Sen Yu International Holdings, Inc.	$17,307,759		$9,209,413		$8,098,346	88%

Revenues

Total revenues were $72,952,746 for the nine months ended March 31, 2011 compared to $59,814,100 for the nine months ended March 31, 2010. This represents a 22% or $13,138,646 increase. The increase in revenues resulted from increased orders from our major customers, Beijing Dahongmen and Beijing Fifth Meat Factory and increase in sale price. Hog sales increased to 386,001 heads for the nine months ended March 31, 2011 from 323,514 heads during the nine months ended March 31, 2010.

The following table sets forth information regarding the sales of our principal products during the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31
	2011			2010			2011 Less 2010
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial Hogs	386,001	$71,897,421	99%	323,514	$59,020,984	99%	62,487	$12,876,437	22%
Others Hogs	4,090	1,055,325	1%	5,920	793,116	1%	(1,830)	262,209	33%
Total	390,091	$72,952,746	100%	329,434	$59,814,100	100%	60,657	$13,138,646	22%

The increase in quantities sold, as reflected in the above table, was primarily attributable to our policy of committing all of our available cash resources to the commercial hog market.

The following table sets forth information regarding the average price per capita of our principal products during the nine months ended March 31, 2011 and 2010:

	Average Unit Sales Price Per Capita		Change in Average Unit Sales Price
	2011	2010	Per Capita
Commercial Hogs	$186.26	$182.44	$3.82
Others Hogs	258.03	133.97	124.06
Overall Average Products	$187.01	$181.57	$5.44

The increase in average unit sales price (per capita), as reflected in the above table, was primarily attributable to the fact that the market price of hogs per kilogram in the three months ended March 31, 2011 increased as compared to the same period in 2010. Despite the fact that the market price of hogs per kilogram in the six months ended December 31, 2010 declined slightly as compared to the same period in 2009, this decrease had been offset by the increase of market price of hogs during the three months ended March 31, 2011. Therefore, the average unit sales price of commercial hogs for the nine months ended March 31, 2011 increased slightly. The unit sales prices of piglets and substandard hogs, which are not qualified as breeding swine, are generally lower than breeding swine and commercial hogs. The other hogs sold by us consisted of more breeding swine and commercial hogs for the nine months ended March 31, 2011. However, we sold more piglets and substandard hogs for the nine months ended March 31, 2010. As a result, the average unit sales price of other hogs increased significantly during the nine months ended March 31, 2011.

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect manufacturing costs, including production overhead costs and costs of our purchases of hogs. Cost of goods sold for the nine months ended March 31, 2011 were $55,059,096. Comparing with $47,334,053 for the nine months ended March 31, 2010, this represents a 16.32% or $7,725,043 increase. This increase was in line with the increase in sales volume.

The following table sets forth information regarding the average cost per capita of our principal products during the nine months ended March 31, 2011 and 2010:

	Average Cost Per Capita Nine Months ended March 31,		Change in Average Cost
	2011	2010	Per Capita
Commercial Hogs	$140.39	$142.08	$(1.69)
Others Hogs	212.10	231.16	(19.06)
Overall Average Products	$141.14	$143.68	$(2.54)

The decrease in average cost per capita, as reflected in the above table, was primarily attributable to the fact that we sold more commercial hogs in the nine months ended March 31, 2011 as compared to the same period in 2010. We reduced the number of other hogs that we produced in our breeding facilities, including breeding swine, commercial hogs which are directly raised by us and substandard hogs which are not qualified as breeding swine for the period from July 2009 to January 2010 due to the lack of cash flow to support our short-term need during that period and the effect of worldwide H1N1 disease. As a result, the cost of sales per capita for other hogs increased gradually from July 2009 to January 2010 because the fixed manufacturing costs were allocated to a smaller number of other hogs. Commencing from February 2010, we started to increase the number of other hogs gradually in our breeding facilities.   Therefore, the cost of sales per capita for other hogs declined significantly for the nine months ended March 31, 2011 as compared to the same period in 2010. The cost of sales per capita for commercial hogs which were purchased from the Wang Da’s contracted farmers primarily consisted of fodder costs and the fixed percentage of profits allocated to the farmers, so the cost of sales per capita was relatively fixed.  As a result, the average cost of sales per capita for commercial hogs was less than that for other hogs for the nine months ended March 31, 2011. Since other hogs only constitute 1% of sales in the nine months ended March 31, 2011, the increase in the cost of sales per capita for other hogs didn’t affect the cost of sales per capital for all the hogs much.

Gross margin were 24.53% and 20.86% for the nine months ended March 31, 2011 and 2010, respectively. The increase was due to the fact that we sold more commercial hogs in the nine months ended March 31, 2011. The gross margin for commercial hogs is higher than the average gross margin for other hogs raised in our farms. We raise breeding swine, commercial hogs, substandard hogs, and piglets in our own facilities. The gross margins for substandard hogs and piglets are generally much lower than the gross margins for breeding swine, and the gross margin for breeding swine is generally higher than commercial hogs. Due to the decrease in the cost of sales per capita for the other hogs for the nine months ended March 31, 2011, the gross margin for other hogs increased compared to the same period in 2010. Other hogs only constitute 1% of or sales in the nine months ended March 31, 2011, so the decrease in gross margin per capita for other hogs didn’t affect the gross margin per capital for all the hogs much.

Selling Expenses

Selling expenses increased from $1,880,582 for the nine months ended March 31, 2010 to $2,529,271 for the nine months ended March 31, 2011. The increase was due to the increased transportation cost which resulted from the increased orders from our customers in Beijing. We utilized the services of Jiamusi Shunlida Transporting Co through December 31, 2009 and Jiamusi Hongqi Transporting Agency Co beginning in January 2010 for transportation of commercial hogs between Jiamusi and Beijing.

Bad debt for advanced to suppliers

The provision for bad debt expense was $463,499 for the nine months ended March 31, 2011, as compared to $464,877 for the nine months ended March 31, 2010 which was in line with the change in the advances to suppliers. We adopt a bad debt allowance of 5% of the aggregate amount of advances to Wang Da. Since we received more orders from our major customers, we purchased more commercial hogs from Wang Da contracted farmers for the quarter ended December 31, 2010. It led to the decrease in balance of advances to suppliers as of December 31, 2010, compared to September 30, 2010. As a result, we credited $162,677 to reverse a substantial amount of the bad debt expense for the quarter ended December 31, 2010. Accordingly, the bad debt expense for the nine months ended March 31, 2011 declined slightly compared to the same period of 2010.

General and Administrative Expenses

General and administrative expenses was $1,474,407 for the nine months ended March 31, 2011, as compared to $740,927 for the nine months ended March 31, 2010, an increase of $733,480 or 99%. The increase in general and administrative costs was primarily due to the increase in investor relation related charges, fees to professional, New York office rental expense and  management salary during the three months ended March 31, 2011, as compared to the same period in 2010.

Total Operating Expenses

As a result of the above,  total operating expenses were $4,538,211 for the nine months ended March 31, 2011, as compared to $3,194,175 for the nine months ended March 31, 2010, an increase of $1,344,036 or 42%. This increase was primarily attributable to the increase in general and administrative expenses.

Other Income (Expense or Losses)

During the nine months ended March 31, 2011, total other income, net, amounted to $3,936,459 as compared to other expense net $207,948 for the nine months ended March 31, 2010, an increase of $4,144,407. The increase was due to the change in the fair value of warrants of $4,054,792 during the nine months ended March 31, 2011, which was recognized as other income.  We adopt ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard to calculate the fair value for those warrants which are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the nine months ended March 31, 2011 the change in the fair value of warrants was $4,054,792, which was recognized as other income.

For the nine months ended March 31, 2011, net interest expense was $116,792 as compared to net interest expense of $201,497 during the nine months ended March 31, 2010, a decrease of $84,705. This decrease was because no interest was occurred after the full conversion of the $2,165,000 February 2010 Notes in February 2011.

Other expense was $1,541 during the nine months ended March 31, 2011 as compared to other expense $6,451 for the same period in 2010.  The decrease was due to more disposal reimbursement and abnormal losses.

Income Taxes

Our provisions for income taxes for the nine months ended March 31, 2011 and 2010 were $0 and $0, respectively. Our PRC subsidiaries are exempt from income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes while its subsidiary in the U.S., Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Our PRC subsidiaries expect to use their retained earnings to support our PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by Advanced Swine, during the nine months ended March 31, 2011 and 2010. Despite the fact that Sen Yu International generated net income due to the change in fair value of warrants for the nine months ended March 31, 2011, there was non-realized gain as of March 31, 2011. Therefore, for the nine months ended March 31, 2011 and 2010, income taxes were $0 and $0.

Net Income and Comprehensive Income

During the nine months ended March 31, 2011, Sino-Canadian Sen Yu had a net loss of approximately $39,653. In our Statements of Operations, the 40% of that loss allocable to our joint venture partner was added to our net income. In the future, if Sino-Canadian realizes a net income, the 40% of that income allocable to our joint venture partner will likewise be attributed to “Noncontrolling Interest” and subtracted from our net income. Our net income for the nine months ended March 31, 2011, after that addition, totaled $17,307,759.

During the nine months ended March 31, 2011, the effect of converting our financial results to U.S. dollars was to add $1,633,775 to our accumulated other comprehensive income.  During the nine months ended March 31, 2010, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was an increase of $20,624 to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues from operations, sales of our securities, loans from the local financial bureau in China and loans from our stockholders.

Our working capital at March 31, 2011 totaled $37,756,846, an increase of $17,302,790 from our $20,454,056 in working capital as of June 30, 2010. The increase was cash and cash equivalents and advances to suppliers for the quarter ended March 31, 2011. In general, since we expect to purchase more commercial hogs in the next few years, we expect to advance more money to our suppliers, especially Wang Da, to provide Wang Da’s contracted farmers with fodder to raise more commercial hogs. As a result, our working capital will tend to fluctuate in proportion to our net income.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $4,394,959 for the nine months ended March 31, 2011 as compared to $953,253 for the nine months ended March 31, 2010. The increase in cash provided by operating activities for the nine months ended March 31, 2011 was mainly attributable to the increase in net income and the decrease in advance to suppliers.

Net Cash Used in Investments Activities

Cash used in investment activities for the nine months ended March 31, 2011 was $136,356 as compared to $10,666 for the nine months ended March 31, 2010. This change was primarily attributable to the increase in the payment for the purchase of equipment and construction in progress during the nine months ended March 31, 2011.

Net Cash Provided By Financing Activities

We currently have $1,098,118 in loans payable to non-affiliates, including $839,874 due to Jiamusi Financial Bureau and $305,409 due to Tang Yuan Financial Bureau, less a total discount on loans payable of $47,165. All of the loans are interest-free and payable on December 31, 2011.  The payment date for these loans had been extended in the past.

On February 22, 2010, we consummated an offering of 10% Secured Convertible Notes in the principal amount of $2,165,000. On February 17, 2011, pursuant to the February 2010 Notes agreement, all of the Notes were automatically converted, for no additional consideration, into an aggregate of 1,096,498 shares of the Company’s common stock, 913,192 shares of Series B Preferred Stock, Series A Warrants to purchase an aggregate of 799,044 shares of common stock, Series B Warrants to purchase an aggregate of 799,044 shares of common stock and Series F Warrants to purchase an aggregate of 877,199 shares of common stock, immediately following the closing of the private placement of $3,044,140 of Common Stock, which together with the private placement of $2.42 million of the Company’s Series B Preferred Stock in June 2010, constituted a “Qualified Financing”.

On June 11, 2010, we consummated an offering with certain accredited investors, pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement. We raised gross proceeds of $2,420,000 and issued to the investors an aggregate of (i) 1,152,380 shares of newly created Series B convertible preferred stock with an initial one-to-one conversion ratio into shares of our common stock, (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of common stock, and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of common stock. Additionally, the investors were granted an option to purchase up to $3,000,000 of additional Preferred Stock any time on or before December 11, 2010.  In connection with the 2010 June Private Placement, we issued Global, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years. From the proceeds of the offering, we paid a fee of $116,160 to Global for the commission.  We also reimbursed the Placement Agent for its management and finance expenses totaling $53,240.  In addition, we incurred other direct costs in total amount of $60,455. As a result, we realized net proceeds of $2,190,145 from this offering.

On February 17, 2011, the Company consummate a private placement with a non-U.S. investor in which the Company sold an aggregate of 1,383,700 shares of the Company’s common stock at $2.20 per share for total gross proceeds of $3,044,140.  The investor also received a Series F Warrant exercisable for three years to purchase 1,106,960 shares of Common Stock at $2.64 per share.  The Series F Warrant may only be exercised in cash and the exercise price of the Series F Warrant is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The investor is entitled to piggy-back registration rights with respect to the shares issued in this private placement and shares underlying the Series F Warrant. No placement agent was utilized in connection with the February 2011 Private Placement.

We believe that we have sufficient funds to operate our existing business for the next twelve months. In addition to funds available from operations and loans from stockholders, we may need external sources of capital for expansion of our facilities and to increase the roster of our franchisee farmers, in order to reach our goal of producing one million commercial hogs in 2013. There can be no assurance that we will be able to obtain such additional financing on acceptable terms to us, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies

We prepared this unaudited consolidated financial statements for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as amended. These interim financial statements should be read in conjunction with that report.

While our significant accounting policies are more fully described in Note 4 to our unaudited consolidated financial statements, we believe that those accounting policies are the most critical to aid you in fully understanding and evaluating “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In preparation of our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the nine months ended December 31, 2010, there was no estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of our financial statements for the nine months ended March 31, 2011.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T).     Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

As of March 31, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting.  This was due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues such like the valuation of derivative liability associated with warrants issued in connection with a private placement conducted by the Company in June 2010.

To remediate this deficiency, we are in the process of evaluating our risk assessment and any related deficiencies specifically in maintaining effective control over our accounting for derivative liability associated with the warrants in addition to maintaining sufficient documentation concerning our existing financial processes, risk assessment and internal controls. We expect to begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In March 2011, the Company issued 40,931 shares of common stock to Hampton Growth Resources, LLC for rendering professional investors’ relationships services, 25,000 shares of common stock to Chunying Chen and 250,000 shares of common stock to each of Ming Jie Huo and Song Ling Huo for consulting services they rendered. All these shares of common stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On March 16, 2011, two investors who participated in the June 2010 Private Placement elected to convert 77,143 shares of Series B convertible preferred stock into 150,000 shares of common stock.  These shares of common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Removed and Reserved

Item 5.     Other Information

The Company amended and restated in its entirety the existing Cooperation Agreement with Wang Da, Breeding Hog Exclusive Sales Agreement with Golden Lotus, Three Parties Cooperation Agreement with Golden Lotus and Wang Da (collectively, “Operating Agreements”) on March 28, 2011 and April 1, 2011.  Below is a summary of the material provisions of the Amended and Restated Operating Agreements that changed as a result of such amendments and restatements:

•    The Three Parties Cooperation Agreement was amended to include a confidentiality provision.

•    Golden Lotus and Wang Da are obligated to share client information with each other pursuant to the Amended and Restated Three Parties Cooperation Agreement.

•    The Three Parties Cooperation Agreement was amended to provide for customary events of default including the Company’s failure to increase the feedstuff purchase price when the raw material price for feedstuff goes up more than 6%.

•    If Golden Lotus is in default, the Company can elect to terminate the agreement with Wang Da pursuant to the Amended and Restated Three Parties Cooperation Agreement.

•     The Amended and Restated Breeding Hog Exclusive Sales Agreement with Golden Lotus provides that Golden Lotus can not sell breeding hogs other than those provided by the Company in Heilong Jiang province unless the Company is not able to provide 2,500 heads of breading hogs a quarter.

•    The Amended and Restated Breeding Hog Exclusive Sales Agreement with Golden Lotus provides that Golden Lotus can not sell breeding hogs to its contacted farmers at a price of more than 120% of the price at which the Company sold to Golden Lotus.

•    The Cooperation Agreement was amended to increase the purchase price for the fodder to RMB 2,420 yuan (approximately $369.7) per ton.

•    The Amended and Restated Cooperation Agreement with Wang Da provides that Wang Da will deposit RMB 7 million yuan (approximately $1.07 million) with the Company as security deposit upon the execution of the Amended and Restatement Cooperation Agreement. In case Wang Da is in default, the Company can apply the security deposit to the outstanding advances.

All other material terms of the existing Operating Agreements remain the same and are described in more detail in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as amended.

Pursuant to the Memorandum re Restated and Amended Operating Agreements entered into among the Company, Golden Lotus and Wang Da on March 21, 2011, the existing Operating Agreements shall terminate upon the execution of the Amended and Restated Operating Agreements.

A copy of each of the Restated and Amended Breeding Hog Exclusive Sales Agreement, Restated and Amended Cooperation Agreement, Restated and Amended Three Parties Cooperation Agreement and Memorandum re Restated and Amended Operating Agreements is filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.  The descriptions of the material terms of the above agreements contained in this Quarterly Report are qualified in their entirety by reference to Exhibits 10.1, 10.2, 10.3 and 10.4, respectively.

Item 6.    Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
10.1*	English Translation of Restated and Amended Breeding Hog Exclusive Sales Agreement between the Company and Harbin Golden Lotus Trade Co, Ltd.
10.2*	English Translation of Restated and Amended Cooperation Agreement between Heilongjiang Sen Yu Animal Husbandry Co., Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
10.3*	English Translation of Restated and Amended Three Parties Cooperation Agreement among the Company, Harbin Golden Lotus Trade Co, Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
10.4*	English Translation of Memorandum re Restated and Amended Operating Agreements among the Company, Harbin Golden Lotus Trade Co, Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_________________
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sen Yu International, Inc.

May 16, 2011	By:	/s/ Zhenyu Shang
Zhenyu Shang Chief Executive Officer (Principal Executive Officer)

May 16, 2011	By:	/s/ Paul Li
Paul Li Chief Financial Officer (Principal Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sen Yu International, Inc.

May 16, 2011	By:	/s/ Zhenyu Shang
Zhenyu Shang Chief Executive Officer (Principal Executive Officer)

May 16, 2011	By:	/s/ Paul Li
Paul Li Chief Financial Officer (Principal Accounting Officer)