Form 10-K/A
period 2010-06-30
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2011-05-20
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No.3)

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

Documents Incorporated by Reference
None

EXPLANATORY NOTE

Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc), or the Company, is filing this Amendment No. 3 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, or the Form 10-K, which was originally filed with the Securities and Exchange Commission, or SEC, on September 28, 2010 and amended on December 2, 2010 and February 18, 2011, in order to respond to certain comments of the staff to the Securities and Exchange Commission (the "SEC").

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

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K/A that are not historical facts are forward-looking statements with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the SEC, and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

We believe we have a strategic advantage over our competitors due to the fact we have integrated our operations through the entire pork supply chain.  We leverage our financial resources to control the production of hogs on myriad independent farms while allocating the risks of hog production among several affiliates and their farmer franchisees.  Specifically, we control each phase of pork production in this manner:

●	We breed and raise high quality breeding boars and sows on our own facilities

●	We sell the boars and sows at prices slightly higher than cost to a network of farmers through one of our agents

●	Under the direction of this agent, the farmers breed the boars and sows and raise the piglets until they are marketable as hogs

●	Through a second agent, we indirectly finance the farmers’ operations by providing fodder on credit, as well as the techniques and trainings for breeding and raising of the piglets

●	When the piglets mature, we purchase them at the local market price (if they meet our quality control standards)

●	We then distribute the mature hogs in Beijing

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

Our Corporate Structure and History

Sen Yu International (f/k/a China Swine Genetics, Inc.) was founded as a Colorado corporation on June 29, 1983 and was reinstated in Colorado on March 15, 2007. The company’s Board of Directors and stockholders approved a change of domicile from Colorado to Delaware on December 6, 2007. In connection with the change of domicile from Colorado to Delaware, our authorized capital was increased to 310,000,000, of which 300,000,000 are classified as common stock, par value $0.001 per share (“Common Stock”), and 10,000,000 are classified as preferred stock, par value $0.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as our Board of Directors may fix from time to time by resolution or resolutions.

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007 as an intermediate holding company. On February 28, 2008, Advanced Swine acquired 100% ownership equity of Heilongjiang Sen Yu.

On August 13, 2009, Apogee Robotics, Inc., the predecessor of Sen Yu International, acquired all of the outstanding capital stock of Advanced Swine. In exchange for the outstanding shares of Advanced Swine, Sen Yu International issued 4,646.05933 shares of Series A Convertible Preferred Stock to the stockholders of Advanced Swine (the “Share Exchange”).  In November 2009, the Series A shares were converted into 20,044,689 shares of Sen Yu International’s Common Stock, representing approximately 99% of Sen Yu International’s issued and outstanding shares.  On May 5, 2010, the Company filed a Certificate of Elimination to eliminate the previously designated 4,800 shares of Series A Convertible Preferred Stock.

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

On December 20, 2007, Advanced Swine entered into a stock transfer agreement with Heilongjiang Sen Yu, which contemplated that Advanced Swine would acquire all the ownership interest in Heilongjiang Sen Yu. The certificate of approval for Heilongjiang Sen Yu to operate with foreign investment in the PRC was issued on February 4, 2008 by Heilongjiang Provincial Government, and the updated operations certificate of Heilongjiang Sen Yu with the new stockholder’s name was issued on February 28, 2008 by the Jiamusi Administration for Industry and Commerce. As a result, Heilongjiang Sen Yu became a foreign wholly owned enterprise on February 28, 2008.

Heilongjiang Sen Yu’s business model (which is followed by Sino-Canadian Sen Yu) combines the production resources of Heilongjiang Sen Yu’s own breeding bases with those of Wang Da Farmers  in order to maximize the return on capital realized by all parties.  The four stages in Heilongjiang Sen Yu’s hog production are:

●	Employing the advanced technology provided through Sino-Canadian Sen Yu, we breed and raise breeding swine on two farms.

●
Each year we sell a great portion of our litter to Harbin Golden Lotus Trade Co, Ltd. (“Golden Lotus”), a distributor that resells the breeding swine to Wang Da Farmers (as defined below) throughout northeast China who have contracted with Wang Da (as defined below) to deliver the offspring of the breeding swine to us for resale.

●
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

On February 15, 2009, Sino-Canadian Sen Yu entered into a Breeding Swine Sales Agreement with Golden Lotus, as discussed below, to sell the Canadian-line breeding swine to Wang Da Farmers. In March 2008, Sino-Canadian Sen Yu entered into a Fodder Purchase Agreement with Wang Da, also as discussed below.  The dual programs of Heilongjiang Sen Yu and Sino-Canadian Sen Yu, aimed at optimization of the Dutch and the Canadian breeding stock, give us multiple opportunities to achieve the highest quality swine available in China.  Specifically, the hogs produced from our breeding swine typically have the following advantages over hogs common to China:

●	Higher rate of survival;

●	Higher pregnancy and birth rate, and a higher number of weaned piglets;

●	Higher adaptability to the weather and other conditions of northern China, where our base and Wang Da Farmers are located; and

●	Faster growth.

Key Historical and Recent Events

Reverse Stock Split

Effective September 30, 2009, we implemented a 1-for-24 reverse split of our outstanding Common Stock.  In connection with the reverse split, we repurchased for $5.28 per full share, all fractional shares other than those held by stockholders holding between one and 100 shares.  To each such stockholder, we issued additional whole and fractional shares sufficient to bring such stockholder’s ownership to 100 shares.

February 2010 Offering

On February 22, 2010, we issued 10% Secured Convertible Promissory Notes (the “Notes”) in the principal amount of $2,165,000. The maturity date of the Notes is February 22, 2011.   In the event we complete an equity financing of $5 million or greater (a “Qualified Financing”), the Notes will automatically convert into the same securities sold in the Qualified Financing, at a 50% discount to the purchase price of such securities in the Qualified Financing.  If the Company does not complete such a Qualified Financing prior to the maturity date of the Notes, the Noteholders shall be repaid, in cash, the principal amount of the Notes plus interest, and the Company will be required to issue warrants to the Noteholders to purchase shares of Common Stock at $1.50 per share, up to the principal amount of the Notes.

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

Our business plan has been implemented through the establishment of contractual relationships with third parties, including:

●	a Cooperation Agreement with Wang Da under which we finance the supply of fodder by Wang Da to Wang Da Farmers;

●	a Sales Agreement with Golden Lotus and a Supplemental Agreement among Golden Lotus, Wang Da and us, under which Golden Lotus sells our breeding swine to qualified farmers; and

●	the Fodder Supply and Commercial Hog Buyback Agreements between Wang Da and Wang Da Farmers.

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

Golden Lotus:  Sale of Breeding Swine

We have an Exclusive Sales Agreement with Golden Lotus, which was entered into on December 20, 2008 for a term of two years.  Under the agreement Golden Lotus is responsible for the sale of breeding swine to qualified Wang Da Farmers.  Golden Lotus also engages technicians experienced in hog production to perform information collection services for us, and to provide after-sale technical support to Wang Da Farmers. We are in the process of renewing the agreement with Golden Lotus which will expire at the end of 2010.

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

A pig farmer, operating independently, allocates his working capital between breeding stock and fodder.  The farmer’s investment in fodder, however, typically accounts for 80% of his expenses. As a result, it is very difficult for farmers to expand their livestock, given the limited funds remaining after payment for fodder and other operating expenses.  Association with us allows the farmer to expand his litter much more rapidly, as we meet all of the farmer’s fodder requirements in exchange for the farmer’s commitment to purchase breeding swine only from us and deliver mature hogs to us at a fair market price.  The farmer can devote a much larger portion of his resources to the purchase of breeding swine from us. By carefully monitoring the farmer’s practices, we assure ourselves of a supply of high quality commercial hogs.  Typically, these farmers significantly increases in their annual income.

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

The 2010 projections are based on the following factors:

●	strong consumer preference for pork as the meat of choice in China;

●	projected overall economic growth in 2010 of nearly 9% over 2009;

●	relatively low pork prices; and

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

As China’s urban population grows, however, the large slaughter houses that serve the urban population are eager to reduce the number of suppliers with which they deal - both for the sake of efficiency and for the added assurance of quality that comes from a known source.  Our company is designed to meet that demand, and we have directed our early selling efforts in Beijing.  Our main competitors are primarily private or state owned Chinese enterprises in northeast China, including:

●	Guangdong Wenshi Group - China’s largest pig breeding company, with annual production of 2 million hogs

●	Luoniushan Limited - China’s second largest pig breeding company, with a production of 560,000 hogs in 2009. (Luoniushan Limited trades on the Shenzhen Stock Exchange under the symbol “SZ: 000735.”)

●
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

Our Strengths and Competitive Advantages

The pork industry in China is highly diversified, including a large number of participants.  The challenge for a relatively new company, such as ours, is to establish a reputation and the resulting relationships that we hope will set us apart from other suppliers.  We believe the principal strengths we have are:

●	The only purebred Canadian-line-swine breeding center in the PRC.

●	Our location in Heilongjiang Province provides us with a winter season. This reduces the incidence of animal disease, compared to locations in southern China, where parasites need not face winter.

●	We believe the “Heilongjiang Sen Yu” brand name is well recognized in our local major markets, and associated with quality and food safety.

●
Our comprehensive quality control, from genetics to fodder to veterinary medicine for the entire life cycle of the hogs, minimizes the risk of damaging sanitation disasters. Involvement in the complete manufacturing process reduces disease risk and increases product quality.

●
We utilize the most advanced technologies in swine breeding and raising at breeding bases that carry the most advanced equipment available in China. Higher breeding rate of our pigs generates higher margins.

●
We can be price competitive because we obtain low cost fodder through our buying contracts and because of our location in Heilongjiang, one of the largest agriculture provinces in China. Recently the cost of corn (the primary ingredient in the fodder we provide to the farmers) in Heilongjiang Province has been approximately 700 RMB lower per ton than in China’s southern provinces.

●
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

●	We have strong supplier and distributor relationships.

●	Prepayment of fodder allows farmers to operate on a greater scale and locks in their return of commercial pigs.

We believe the above strengths contribute to the growth of our competitive position in China.

Product lines

Under the “Sen Yu” brand, we market a full range of swine and swine industry products:
✓    Breeding Swine:
   ●   Dutch-line Breeding Swine:
m    020 Grandparent-level Gilts
m          030 Grandparent-level Boars
m          C40 Parent-level Gilts
m          080 Terminal Line Boars
●          Canadian-line Breeding Swine:
m    Canadian Lacombe Boars and Gilts
m          Canadian Duroc Boars and Gilts
m          Canadian Yorkshire Boars and Gilts
m    Canadian Landrace Boars and Gilts
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

Our agreements with the Wang Da Farmers require that they comply with our high standards for sanitation, medical care and environmental protection.  To insure that the hogs we purchase from the Wang Da Farmers meet our quality standards, we enforce four key requirements:

●	We are their exclusive breeding swine provider;

●	Farmers must meet the same standards as our breeding bases in every stage of swine breeding;

●	We are the exclusive fodder provider to these farmers;

●	Farmers sell their adult commercial hogs exclusively to us for resale under the Sen Yu brand name.

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

In late 2008 and 2009 the outbreak of H1N1 influenza in Mexico and the U.S. resulted in a severe decline in the spot prices for hogs.  In June 2008 the spot price for live hogs in China was approximately RMB 17 per kilogram, while in June 2009 the spot price had fallen to approximately RMB 9 per kilogram, largely as a result of anxieties caused by the H1N1 outbreak.  By January 2010 the spot price had moved up again to approximately RMB 13 per kilogram.  However, we believe concerns regarding safety of pork will continue to hamper the growth of the market for the near future.

Commitment Agreements and Major Customers

We enter into forward commercial hog sales contracts with our major customers to decrease our market risk by fixing a base level of revenue.  Currently, the customers have entered into forward contracts with the following customers:

●	Beijing Ershang Dahongmen Meat Co., Ltd. (“Beijing Dahongmen”), which purchased 151,222 and 122,418 hogs from us in the fiscal years ended June 30, 2010 and 2009, respectively; and

●	Beijing Fifth Meat Factory, which purchased 233,558 and 153,410 hogs in the fiscal years ended June 30, 2010 and 2009.

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

●
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

●
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

Government Regulation

Regulation on Hog Breading Instruction

Hog breeding in China is subject to substantial licensing requirements and regulations.  In order to sell breeding swine in China, a breeder hog farm must be awarded a breeder’s license by the local government authorities.  Only those breeder hog farms that have qualified staff, specialized equipment and are in segregated locations to avoid the spread of disease are eligible for licensing. Each province in the PRC requires hog farmers to obtain a license for each hog farm owned and operated in that province. The administrative department for animal husbandry and veterinary medicine of Heilongjiang Province issued the license for production and operation in  breeding livestock and poultry to us.

We have never been penalized by any agencies which oversee our environmental, sanitary or licensing compliance.

New M&A Regulations and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, namely, the Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, or SAT, the State Administration for Industry and Commerce, or SAIC, the China Securities Regulatory Commission, or CSRC, and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006 and was amended on June 22, 2009. This New M&A Rule, among other things, includes provisions that require that an offshore special purpose vehicle, or SPV, formed for purposes of overseas listing of equity interests in PRC companies, and which is controlled directly or indirectly by PRC companies or individuals, obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published its approval procedures for overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of certain documents with the CSRC and can take several months to complete. However, other than documents required to be submitted, no other details with respect to the timing, criteria and process for obtaining any required approval from the CSRC have been specified. Therefore, it remains unclear how the New M&A Rule or the CSRC procedures will be interpreted, amended and implemented by the relevant authorities. See “Risk Factors — Risks Associated with Doing Business in China — PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties”

We believe that CSRC approval is not required for us because we are not an SPV formed or controlled by PRC companies or PRC individuals. However, we cannot assure you that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that the CSRC may determine that we circumvent the New M&A rules, Related Clarifications or other PRC securities laws.

Foreign Exchange Regulation

Pursuant to the Foreign Exchange Administration Rules promulgated on January 29, 1996 and amended on January 14, 1997 and August 5, 2008, and various regulations issued by SAFE and other relevant PRC government authorities, RMB is freely convertible only with respect to current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriations of investments, require the prior approval of SAFE or its local branches for conversion of RMB into foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign exchange payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign exchange receipts into RMB.

Pursuant to SAFE’s ‘‘Notice on Relevant Issues Concerning Foreign Exchange Administration on Financing and Round-Trip Investment through offshore Special Purpose Vehicles by Domestic Residents’’, or SAFE Circular No. 75, issued on October 21, 2005, (i) a PRC resident must register with the local SAFE branch before establishing or controlling an overseas special purpose vehicle, or SPV, for the purpose of obtaining overseas equity financing using the assets of, or equity interests in, a domestic enterprise; (ii) when a PRC resident contributes the assets of or its equity interests in a domestic enterprise into an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any subsequent change thereto with the local SAFE branch; and (iii) when the SPV undergoes a material event, such as a change in share capital, merger and acquisition, share transfer or exchange, spin-off or long-term equity and debt investment, the PRC resident must, within 30 days from the occurrence of such event, register such change with the local SAFE branch.

We are committed to complying with and to ensuring that our stockholders who are subject to the applicable regulation will comply with the relevant rules. However, we cannot assure you that all of our current or future stockholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by SAFE Circular 75 or other related rules. Failure by any of our current or future stockholders to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government, including restrictions on our PRC subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in our PRC subsidiaries. See “Risk Factors — Risks Associated with Doing Business in China — PRC regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and may subject our PRC resident beneficial owners to personal liability, limit our PRC subsidiaries’ ability to distribute profits to us, limit our ability to inject capital into our PRC subsidiaries, or may otherwise expose us to liability under the PRC law.”

Regulations Relating to Employee Share Options

Pursuant to Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78” as promulgated by SAFE, PRC citizens who are granted share options by an overseas publicly-listed company are required, through a PRC agent designated by such overseas publicly-listed company, to register with SAFE and complete certain other procedures related to the share options. PRC agents may be the subsidiary of such overseas publicly-listed company, trade union of any such PRC subsidiary having legal person status, a trust and investment company or other financial institution qualified to engage in assets custodian business. Such individuals’ foreign exchange income received from the sale of shares or dividends distributed by the overseas publicly-listed company must first be remitted into a collective foreign exchange account opened and managed by the PRC agent before distribution to such individuals in a foreign currency or in RMB. We and our PRC citizen employees who may be granted share options, or PRC optionees, are subject to these rules and if we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and legal sanctions. However, as these rules have only been recently promulgated, it is currently unclear as to how these rules will be interpreted and implemented.

Regulation of Dividend Distribution

The principal regulations governing distribution of dividends of foreign holding companies include the Foreign Investment Enterprise Law (1986), as amended, and the Administrative Rules under the Foreign Investment Enterprise Law (1990), as amended. Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, foreign-invested enterprises in China are required to allocate at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends. Our Chinese subsidiaries, which are all foreign-invested enterprises, are restricted from distributing any dividends to us until they have met these requirements set out in the regulations.

According to the new EIT law and the implementation rules on the new EIT law, if a foreign legal person is not deemed to be a resident enterprise for Chinese tax purposes, dividends generated after January 1, 2008 and paid to such foreign legal person from business operations in China will be subject to a 10% withholding tax, unless such foreign legal person’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement.

Under the new EIT law and its implementation rules, if an enterprise incorporated outside China has its “de facto management organization” located within China, such enterprise would be classified as a resident enterprise and thus would be subject to an enterprise income tax rate of 25% on all of its income on a worldwide basis, with the possible exclusion of dividends received directly from another Chinese tax resident.

Regulation on Employment

On June 29, 2007, the National People’s Congress promulgated the Labor Agreement Law of PRC, or the Labor Contract Law, which became effective as of January 1, 2008. On September 18, 2008, the PRC State Council affected the PRC Labor Agreement Law Implementation Rules. The Labor Agreement Law and its implementation rules are intended to give employees long-term job security by, among other things, requiring employers to enter into written contracts with their employees and restricting the use of temporary workers. The Labor Agreement Law and its implementation rules impose greater liabilities on employers, require certain terminations to be based upon seniority rather than merit and significantly affect the cost of an employer’s decision to reduce its workforce. Employment contracts lawfully entered into prior to the implementation of the Labor Agreement Law and continuing after the date of its implementation remain legally binding and the parties to such contracts are required to continue to perform their respective obligations thereunder. However, employment relationships established prior to the implementation of the Labor Agreement Law without a written employment agreement were required to be memorialized by a written employment agreement that satisfies the requirements of the Labor Agreement Law within one month after it became effective on January 1, 2008.

Environmental Regulations

On December 26, 1989, the Standing Committee of the National People’s Congress issued the Environment Protection Law, setting forth the legal framework for environment protection in China. The Environmental Protection Law requires the State Administration of Environmental Protection to implement uniform supervision and administration of environmental protection standards nationwide and to establish national waste discharge standards. Local environmental protection bureaus are responsible for environmental protection in their jurisdictions and may set stricter local standards which are required to be registered at the State Administration of Environmental Protection. Companies are required to comply with the stricter one of the two standards. Enterprises producing environmental contamination and other public hazards must incorporate the relevant environmental protection standards into their planning and establish environmental protection systems. These companies must also adopt effective measures to prevent environmental contamination and hazardous emissions, such as waste gas, waste water, deposits, dusts, pungent gases and radioactive matters as well as noise, vibration and magnetic radiation. Companies discharging contaminated wastes in excess of the discharge standards prescribed by the State Administration of Environmental Protection must pay non-standard discharge fees in accordance with national regulations and be responsible for the applicable remediation. Government authorities may impose different penalties against persons or companies in violation of the environmental protection laws and regulations depending on individual circumstances. Such penalties may include warnings, fines, imposition of deadlines for remediation, orders to cease certain operations, orders to reinstall contamination prevention and remediation facilities that have been removed or left unused, imposition of administrative actions against the responsible persons or orders to close down the company. Where the violation is deemed serious, responsible persons may be required to pay damages, and may be subject to criminal liability.

Foreign Corrupt Practices Act Compliance

In addition to other laws, rules and regulations with which we must comply, since we are a Delaware incorporated, U.S. publicly listed company, we must comply with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA.  The FCPA makes it a criminal offense to pay, offer, or give anything of value to a foreign (non-U.S.) official, a foreign political party (or official thereof) or candidate for foreign office for the purpose of influencing the decisions of those officials, parties or candidates. Also, the FCPA sets forth record keeping and accounting requirements that require U.S. companies to maintain records that accurately and fairly reflect all transactions and dispositions of all assets.

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

Item 1A.    Risk Factors

RISK FACTORS

You should carefully consider the risks described below as well as other information provided in this document, including information in the section of this document entitled “Cautionary Note Regarding Forward Looking Statements.”   If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and you may lose all or part of your investment.

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

We have a limited operating history in the hog production business. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the market for breeding hogs in the PRC. Some of these risks and uncertainties relate to our ability to:

●	attract and retain additional customers and increase spending per customer;

●	increase awareness of our brand and continue to develop customer loyalty in the hog farming line of business;

●	respond to competitive market conditions;

●	respond to changes in our regulatory environment;

●	maintain effective control of our costs and expenses;

●	raise sufficient capital to sustain and expand our business; and

●	attract, retain and motivate qualified personnel.

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

We are largely dependent on the market price of feed ingredients and the market price of hogs, all of which are determined by constantly changing and volatile market forces of supply and demand, as well as other factors over which we have little or no control. These other factors include:

●	competing demand for corn (one of our main feed ingredients) for use in the manufacture of ethanol or other alternative fuels;

●	economic conditions;

●	weather, including the impact on our water supply and the impact on the availability and pricing of grains;

●	energy prices, including the effect of changes in energy prices on our transportation costs and the cost of feed; and

●	crop and livestock diseases.

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

At this stage of our development, our business depends on services provided by a few third parties, namely:

●	Golden Lotus, which markets our breeding swine;

●	Wang Da, which provides fodder for farmers;

●	Polar Genetics, Inc. which provides us advanced breeding technology; and

●	Beijing Ershang Dahomgmen Meat Co. and Beijing Fifth Meat Factory, which purchase the majority of our hogs.

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

One stockholder owns a large percentage of our outstanding stock and could significantly influence the outcome of our corporate matters.

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

We take precautions to ensure that our livestock are healthy and that our facilities operate in a sanitary manner. Nevertheless, we are subject to risks relating to our ability to maintain animal health and control diseases. Livestock health problems could adversely impact production, the supply of raw materials and consumer confidence in all of our operating segments. From time to time, we have experienced outbreaks of certain livestock diseases. We may experience additional occurrences of disease in the future. Disease can reduce the litter of breeding swine, the number of offspring produced, hamper the growth of offspring, result in expensive vaccination programs or require in some cases the destruction of infected livestock, all of which could adversely affect our production or ability to sell or export our products. Adverse publicity concerning any disease or health concern could also cause customers to lose confidence in safety and quality of our food products, particularly as we expand our branded pork products.

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

Consumer concerns regarding safety and quality of food products or health concerns could adversely affect sales of our products.

Our sales performance could be adversely affected if consumers lose confidence in safety and quality of our products. Consumers in the PRC are increasingly conscious of food safety and nutrition. Consumer concerns about, for example, safety of pork products, or about safety of food additives used in processed meat products, could discourage them from buying certain of our products and cause our results of operations to suffer.

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

We will need to obtain additional debt or equity financing to fund future capital expenditures. Any such financing can be expected to result in dilution to the holders of our outstanding shares of capital stock. Debt financing may include conditions that would restrict our freedom to operate our business, and may include conditions that:

●	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

●	increase our vulnerability to general adverse economic and industry conditions;

●
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

●	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

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

As of the date of this report, our management has concluded that a material weakness existed with respect to the Company’s reporting of complex, non-routine transactions. Specifically, the Company’s controls were not designed or operating effectively to ensure that warrants issued in connection with a private placement conducted by the Company in June 2010 were completely and accurately recorded as a derivative liability, measured at fair value, with changes in fair value recognized as gain or loss for each reporting period thereafter. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of derivative liabilities and equity accounts and related financial disclosures that was not prevented or detected on a timely basis.

As a result of such material weakness, we amended our financial statements for our fiscal year ended June 30, 2010 and the quarter ended September 30, 2010 on December 2, 2010. On February 10, 2010 our management, upon recommendation by our independent public accountants, concluded that our restated financial statements for the fiscal year ended June 30, 2010 and the quarter ended September 30, 2010 should no longer be relied upon.

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

Our Chinese subsidiaries are considered foreign invested enterprises under PRC laws, and as a result are required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking our business license, other licenses or authorities;

●	requiring that we restructure our ownership or operations; or

●	requiring that we discontinue any portion or all of our business.

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
Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment in us.

PRC regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and may subject our PRC resident beneficial owners to personal liability, limit our PRC subsidiaries’ ability to distribute profits to us, limit our ability to inject capital into our PRC subsidiaries, or may otherwise expose us to liability under the PRC law.

In October 2005, SAFE, issued the ‘‘Notice on Relevant Issues Concerning Foreign Exchange Administration on Financing and Round-Trip Investment through offshore Special Purpose Vehicles by Domestic Residents’’, generally referred to as Circular 75. The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or controlling offshore special purpose vehicles, or SPVs, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. In addition, any PRC resident that is a stockholder of an SPV is required to amend his SAFE registration within 30 days after any major change in the share capital of the offshore special purpose company without any roundtrip investment being made, such as any increase or decrease of capital, stock right assignment or exchange, merger or division, investment with long term stock rights or credits. Failure to comply with the requirements of Circular 75 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s PRC affiliates being impeded or prevented from distributing their profits or the proceeds from any reduction in capital, share transfer or liquidation to the SPV.

We are committed to complying with and to ensuring that our stockholders who are subject to the regulation will comply with the relevant rules. However, we cannot assure you that all of our current or future stockholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. Any failure by any of our current or future stockholders to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government, including restrictions on our PRC subsidiaries’ ability to pay dividends or make distributions to us and our ability to increase our investment in our PRC subsidiaries.

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

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

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

The conversion of preferred stock or notes or exercise of warrants outstanding may result in dilution to the holders of our common stock and cause the price of our common stock to decline.

On February 22, 2010, we issued 10% Secured Convertible Promissory Notes in the principal amount of $2,165,000. The Notes will automatically convert into the same securities sold in a Qualified Financing, at a 50% discount to the purchase price of such securities in the Qualified Financing.  If the Company does not complete such a Qualified Financing prior to the maturity date of the Notes, the Noteholders shall be repaid, in cash, the principal amount of the Notes plus interest, and the Company will be required to issue warrants to the Noteholders to purchase shares of Common Stock at $1.50 per share, up to the principal amount of the Notes.

On June 11, 2010, we consummated a private placement with certain accredited investors and issued to the investors an aggregate of (i) 1,152,380 shares of newly created Series B Preferred Stock, with an initial one-to-one conversion ratio into shares of Common Stock, (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of Common Stock, and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of Common Stock. The Series B Preferred Stock is convertible into Common Stock (i) at the option of the holders, at any time and from time to time after the original issue date, or (ii) automatically, upon the consummation of any transaction resulting in a change of control of the Company.

The exercise prices for Series A Warrants and Series B Warrants are $1.80 and $2.46 per share, respectively, as of June 30, 2010. These exercise prices are subject to further adjustment in the event our earnings are between $0.67 and $0.33 per share for our fiscal year 2011, in which event the then-current warrant exercise prices will decrease proportionately: by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into Common Stock issued by the Company.

In connection with this June 2010 private placement, we also issued to the placement agent and its affiliates: (i) Series C Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable for five years at $3.00 per share, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable at $4.10 per share, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of Common Stock, exercisable for five years at $2.10 per share.

Additional information about the Series B Preferred Stock and the conversion and other rights related to the Series B Preferred Stock and warrants issued in the June 2010 Private Placement and the 10% Secured Promissory Note can be found in the Current Reports on Form 8-K filed by us on February 23, 2010 and June 14, 2010, respectively.
When the conversion price of the Series B Preferred Stock or the exercise price of the warrants is less than the trading price of our Common Stock, such conversion or exercise would have a substantial dilutive effect on our stockholders.

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

On August 13, 2009, the Company acquired all of the outstanding capital stock of Advanced Swine by issuing 4,646.05933 shares of its Series A Convertible Preferred Stock to the stockholders of Advanced Swine.  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of Common Stock.  As of the date of this Annual Report, all the Series A Preferred Stock have been converted into Common Stock and the Company filed a Certificate of Elimination to eliminate the previously designated 4,800 shares of Series A Convertible Preferred Stock.

A Certificate of Amendment to the Company’s Certificate of Incorporation was filed on September 9, 2009 to change the Company’s name from Apogee Robotics, Inc. to “China Swine Genetics, Inc.” Concurrent with the name change, a 1 for 24 reverse split was effected on September 30, 2009.  Stockholders with 1 or more but fewer than 100 shares after the reverse split were issued shares to increase their holdings to 100 shares.  All other fractional shares resulting from the reverse split were repurchased by the Company for $5.28 per share. On June 28, 2010, we changed our name to “Sen Yu International Holdings, Inc. The change of our name is intended to more accurately reflect our business operations.

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

Result of Operations

YEAR ENDED JUNE 30, 2010 AS COMPARED TO YEAR ENDED JUNE 30, 2009

	For the Fiscal Years Ended June 30,						2010 Vs 2009
	2010 (restated)%			2009	%		Increase/ (decrease)

Revenues	$70,351,959			$50,392,533			$19,959,426	39.61%
Cost of Goods Sold	56,307,072	80.04	%*	42,373,999	84.09	%*	13,933,073	32.88%
Gross Profit	14,044,887	19.96	%*	8,018,534	15.91	%*	6,026,353	75%

Operating Expenses
Selling expenses	2,264,653			1,700,553			564,100	33.17%
Bad debt for advance to suppliers	524,179			1,003,691			(479,512)	-47.77%
Losses on disposal of fixed assets	109,098			606,179			(497,081)	-82.00%
General and administrative expenses	4,952,867			619,490			4,333,377	699.51%
Total Operating Expenses	7,850,797	11.16	%*	3,929,913	7.80	%*	3,920,884	100%

Income From Operations	6,194,090	8.80	%*	4,088,621	8.11	%*	2,105,469	51%

Other Income (Expenses or Losses )
Interest expense, net	(70,953)			(25,128)			(45,825)	182%
Other (expense) income , net	(6,453)			19,893			(26,346)	-132.44%
Change in Fair value of warrants	(1,998,740)			-			(1,998,740)	0%
Total Other Expenses or Losses	(2,076,146)			(5,235)			(2,070,911)	39,558%

Income from Continuing Operations Before Income Taxes	4,117,994	5.85	%*	4,083,386	8.10	%*	34,557	1%
Income Tax Provision	-			-			-

Net Income Before Noncontrolling Interest	$4,117,994	5.85	%*	$4,083,386	8.10	%*	$34,557	1%

Less: Net loss attributable to the noncontrolling interest	(145,630)			(430,400)			284,770	-66.16%

Net Income Attributable to Sen Yu International Holdings, Inc.	$4,263,574			$4,513,786			$(250,213)	-6%

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

The following table sets forth information regarding the sales of our principal products during the fiscal years ended June 30, 2010 and 2009.

	For the Fiscal Year Ended June 30
	2010				2009				2010 Less 2009
	Quantities (Capita)	Amount	%		Quantities (Capita)	Amount	%		Quantities (Capita)	Amount	% Change
Commercial Hogs	384,780	$68,329,331	97	%*	275,828	$47,506,604	94	%*	108,952	$20,822,727	44%
Other Hogs	12,475	2,022,628	3	%*	18,398	2,885,929	6	%*	(5,923)	(863,301)	-30%
Total	397,255	$70,351,959	100%		294,226	$50,392,533	100%		103,029	$19,959,426	40%

*	as a percentage of the total sales

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

The Company pays the advance to Wang Da and offsets the advance every ten days.  Such advances are offset by the sales of the commercial hogs when the hogs are purchased from the farmers. The fodder cost consists of about 71% of the Company’s cost of goods sold. The fodder cost to purchase price offset occurs when the mature hogs are purchased from the farmers. A mature hog weighing 100 kg consumes 288 kg of feed on average with a feed cost of $95.   Based on each hog feed cost of $95 and daily repurchase of hogs, the offset to the prepaid advance would be the sum of $95 multiplied by the hogs repurchased. The Company settles the advances with Wang Da every 10 days to ensure control of credit risk extended to Wang Da is in place.

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

General and Administrative Expenses

General and administrative expenses which consist of salaries, entertainment expenses, consulting fees, professional expenses and other expenses were $4,952,867 for the fiscal year ended June 30, 2010, as compared to $619,490 for the fiscal year ended June 30, 2009.  General and administrative expenses increased by approximately $4,333,377, or approximately 699% from the fiscal year ended June 30, 2009, principally due to the payment of consulting fees of approximately $4.02 million. Details of the terms are disclosed under Notes to Consolidated Financial Statements Note 12 (d) Common Stock section. On February 2, 2010, the Company issued 5,000 shares of Common Stock, having a market value of $4.6 per share at the time of issuance, to its consultants. On May 3, 2010, the Company issued 200,000 shares of Common Stock, having a market value of $6 per share at the time of issuance to its consultants. The Company engaged Mr. Frank Hau and Mr. Liangchun Cong to assist the Company in raising money in China, Taiwan and other overseas countries. The Company agreed to issue 100,000 shares of its common stock to each of the consultants for the services rendered in a three year period commencing from April 16, 2010.  The Company believes they can be beneficial in assisting the Company in raising money. On June 9, 2010, the Company issued 601,870 shares of Common Stock, having a market value of $6.5 per share at the time of issuance, to Primary Capital LLC and one individual, Mr. Ming Liu, in settlement of a dispute. Accordingly, the Company reported approximately $4 million of general and administrative expenses resulting from these three transactions. Our corporate expenses also increased by approximately $0.3 million primarily due to higher professional fees incurred in the fiscal year ended June 30, 2010, as compared to the fiscal year ended June 30, 2009.

             In order to maximize the return on our investment in swine, we routinely cull breeding sows that have lost their productivity. In addition, our herds are subject to ordinary risks of mortality. If a hog dies before we have fully depreciated our investment in the hog, we incur an expense equal to the unamortized cost of the hog. Such incidences of breeding swine mortality caused us an expense of $109,098 during the fiscal year ended June 30, 2010, recorded as “losses on disposal of fixed assets”. During the fiscal year ended June 30, 2009, our mortality losses were $606,179. This category of expense will vary from year to year, depending on factors such as weather, disease, and other seasonal factors. We recorded the mortality losses of breeder under Losses on disposal of fixed assets. We culled less breeding swine during the fiscal year ended June 30, 2010. Accordingly, losses on “disposal of fixed assets” for the fiscal year ended June 30, 2010 decreased by an aggregate of $497,081.

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

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the cash flow from our business operations, by loans from the Chinese Government’s Financial Bureau and our stockholders. We did, however, owe $11,169,236 to our majority stockholder, Ligang Shang, representing funds he loaned to Advanced Swine during our development period. At the three months ended September 30, 2009, however, Mr. Shang agreed to waive his right to collect that sum, and contributed it to the capital of the Company. Accordingly, our working capital increased by the amount of the cancelled loan, as did our paid-in capital.
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

The Company pays the advance to Wang Da and offset the advance every ten days.  Such advances to Wang Da are offset by the market value of the commercial hogs when the hogs are purchased from the farmers. The fodder cost consists of 71% of the Company’s cost of goods sold. The fodder cost to purchase price offset occurs when the mature hogs are purchased from the farmers. A mature hog weighing 100 kg consumes 288 kg of feed on average with a feed cost of $95.   Based on each hog feed cost of $95 and daily repurchase of hogs, the offset to the prepaid advance would be the sum of $95 multiplied by the hogs daily repurchased. The Company settles the advances with Wang Da every 10 days to ensure control of credit risk extended to Wang Da is in place.

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

On February 22, 2010, we consummated an offering of 10% Secured Convertible Notes (the “Notes”) in the principal amount of $2,165,000. The Notes were sold at par to twelve investors. The maturity date of the Notes is February 22, 2011. Interest on the Notes at 10% per annum is payable quarterly. Payment of interest and principal is secured by a pledge of our shares owned by Ligang Shang, our majority stockholder. In the event that we complete an equity financing of $5 million or more (a “Qualified Financing”), the Notes will automatically convert into securities of like kind to the securities sold in the Qualified Financing at a 50% discount to the purchase price of the securities in the Qualified Financing.  If we do not complete such a Qualified Financing prior to the maturity date of the Notes, the Note holders shall be repaid, in cash, the principle amount of the Notes plus interest, and we will be required to issue to the Note holders warrants to purchase shares of Common Stock at $1.50 per share, up to the principal amount of the Notes. Upon conversion of the Notes into Common Stock, the Company shall issue to Primary Capital, LLC warrants to purchase 8% of the securities issuable to the investors upon conversion.

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

We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from operating and loans from stockholders, we may need external sources of capital for our expansion of our facilities and to increase the roster of franchisee farmers, in order to reach our goal of producing one million commercial hogs in 2013. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

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

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Commencing in January, 2008, per China Regulation, the Company should recognize the welfare expenses when incurred instead of accrued. The total expense for the above plan amounted to $5,479 and $13,023 for the fiscal years ended June 30, 2010 and 2009, respectively. Unlike the pension or other post-employment retirement plan in the U.S, the employee welfare benefit plans applicable to our Chinese subsidiaries are the plans mandated by the Chinese government for the Company to reserve and accrue certain amounts solely for employee benefits. Our Chinese subsidiaries have established employee welfare plans in accordance with Chinese law and regulations, and the Company records and accounts for the employee welfare fees under the Chinese law and regulations. According to such laws and regulations, before January 1, 2008, the Company accrued employee welfare and made annual pre-tax contributions of 14% of all employees’ salaries as required by law. Since the requirement was mandated by the government, the Company was required to accrue employee welfare as liability.  However, commencing in January, 2008, per new Chinese regulations, employee welfare plans  no longer required of the Company. The Company  recognizes welfare expenses as incurred under US GAAP.

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

		For the Fiscal Years Ended June 30,
		2010	2009
Assets and liabilities	the fiscal year ended rate of US	$0.14746	$0.14640	/RMB

Revenue and expenses	average rate of US	$0.14647	$0.14629	/RMB

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

We have audited the accompanying consolidated balance sheets of Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc.) and subsidiaries as of the years ended June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 2010.  The management of Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc.) and subsidiaries is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

MS Group CPA LLC

MS Group CPA LLC
Edison, New Jersey
September 20, 2010

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2010 (re stated)	2009
Assets
Current Assets:
Cash and equivalents	$5,825,842	$82,854
Accounts receivable	-	634,550
Inventories, net	943,642	998,600
Advances to suppliers, net	30,830,691	20,654,804
Prepayments and other current assets	176,777	146,789
Total Current Assets	37,776,952	22,517,597

Property, Plant, Equipment and Breeding Stock, net	1,983,760	2,486,610
Construction in Progress	14,801	-
Total Long-Term Assets	1,998,561	2,486,610

Total Assets	39,775,513	25,004,207

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	390,644	447,565
Customer deposits	-	4,270
Loans payable, net	1,066,924	1,068,909
Convertible note, net	2,165,000	-
Loans from stockholders/officers, net	5,460	11,024,211
Deferred interest income	39,036	29,077
Other current liabilities	1,721	64,593
Derivative liabilities-warrants	13,654,111	-
Total Current Liabilities	17,322,896	12,638,625
Total Liabilities	17,322,896	12,638,625

Stockholders' Equity:
Series A Convertible Preferred Stock ,$0.001 par value, 4,800 shares authorized, zero and 4,646.05933 shares issued and outstanding, respectively *	-	5
Series B Convertible Preferred Stock ,$0.001 par value, 10,000,000 shares authorized, 1,152,380 and zero shares issued and outstanding, respectively	1,152	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 20,892,982 and 41,423 issued and outstanding, respectively *	20,893	41
Additional paid-in capital *	10,860,373	4,043,208
Reserve funds	3,570,029	1,874,970
Retained earnings	7,864,011	5,295,496
Accumulated other comprehensive income	967,009	720,415
Unearned compensation	(1,116,667)	-
Total Sen Yu International Holdings, Inc. Stockholders' Equity	22,166,800	11,934,135
Noncontrolling Interest	285,817	431,447
Total Equity	22,452,617	12,365,582
Total Liabilities and Equity	$39,775,513	$25,004,207

*: As restated to show recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended June 30,
	2010 (re stated)	2009

Revenues	$70,351,959	$50,392,533
Cost of Goods Sold	56,307,072	42,373,999
Gross Profit	14,044,887	8,018,534

Operating Expenses
Selling expenses	2,264,653	1,700,553
General and administrative expenses	4,952,867	619,490
Losses on disposal of fixed assets	109,098	606,179
Bad debt for advances to suppliers	524,179	1,003,691
Total Operating Expenses	7,850,797	3,929,913

Income From Operations	6,194,090	4,088,621

Other Income (Expense)
Interest expense, net	(70,953)	(25,128)
Other (expense) income, net	(6,453)	19,893
Change in fair value of warrants	(1,998,740)	-
Total Other Expense	(2,076,146)	(5,235)

Income from Continuing Operations Before Income Taxes	4,117,944	4,083,386
Income Tax Provision	-	-

Net Income Before Noncontrolling Interest	4,117,944	4,083,386

Less: Net loss attributable to the noncontrolling interest	(145,630)	(430,400)

Net Income Attributable to Sen Yu International Holdings, Inc.	$4,263,574	$4,513,786

Earnings Per Share:
- Basic	$0.33	$108.97
- Diluted	$0.29	$0.23

Weighted Common Shares Outstanding *
- Basic	12,976,230	41,423
- Diluted	15,225,131	19,400,004

*: As restated to show recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Fiscal Years Ended June 30,
	2010 (re stated)	2009

Net Income Before Noncontrolling Interest	$4,117,944	$4,083,386
Other Comprehensive Income:
Foreign Currency Translation Income	246,594	190,596
Comprehensive Income	$4,364,538	$4,273,982

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 (re stated) AND 2009
	Sen Yu International Holdings, Inc. Stockholders' Equity

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid-in	Reserve	Retained Earning / (Accumulated	Accumulated Other Comprehensive	Unearned	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Fund	Deficits)	Income	Compensation	Interest	Total

Balance as of July 1, 2008	4,646	$5	-	$-	41,423	$41	$4,037,244	$1,073,349	$1,583,331	$529,819	$-	$862,174	$8,085,963

Net Income	-	-	-	-	-	-	-	-	4,513,786	-	-	(430,727)	4,083,059

Compensation with Stock	-	-	-	-	-	-	5,964	-	-	-	-	-	5,964

Appropriation of Reserve Funds	-	-	-	-	-	-	-	801,621	(801,621)	-	-	-	-

Foreign Currency Translation Gain	-	-	-	-	-	-	-	-	-	190,596	-	-	190,596

Balance as of June 30, 2009	4,646	$5	-	$-	41,423	$41	$4,043,208	$1,874,970	$5,295,496	$720,415	$-	$431,447	$12,365,582

Majority Stockholder Waive His Right to Collect the Company's Debt to Him	-	-	-	-	-	-	11,169,236	-	-	-	-	-	11,169,236

Series A Convertible Preferred Stocks were Converted into Common Stocks	(4,646)	(5)	-	-	20,044,689	20,045	(20,040)	-	-	-	-	-	-

Unearned Compensation	-	-	-	-	-	-	-	-	-	-	(1,116,667)	-	(1,116,667)

Issued new common stocks in February, may, and June 2010 for service received	-	-	-	-	806,870	807	5,134,348	-	-	-	-	-	5,135,155

Issuance of preferred stock for financing on June 10, 2010	-	-	1,152,380	1,152	-	-	(9,466,379)	-	-	-	-	-	(9,465,227)

Net Income	-	-	-	-	-	-	-	-	4,263,574	-	-	(145,630)	4,117,944

Appropriation of Reserve Funds	-	-	-	-	-	-	-	1,695,059	(1,695,059)	-	-	-	-

Foreign Currency Translation Gain	-	-	-	-	-	-	-	-	-	246,594	-	-	246,594

Balance as of June 30, 2010	-	$(0)	1,152,380	$1,152	20,892,982	$20,893	$10,860,373	$3,570,029	$7,864,011	$967,009	$(1,116,667)	$285,817	$22,452,617

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/ACHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended June 30,
	2010 (re stated)	2009
Cash Flows From Operating Activities:
Net Income	$4,263,574	$4,513,786
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	501,628	869,651
Bad debt adjustment	524,179	1,003,691
Welfare fee adjustment	-	10,131
Noncontrolling Interest	(145,630)	(430,400)
Compensation with stock	-	5,964
Consulting fees adjusted from deferred	106,333	-
Issue common stock to pay consulting fee	3,912,155	-
Amortization of financing costs	80,500	-
Loss on disposal of fixed assets	109,098	606,179
Loss on disposal of inventories	245,514	762,185
Provision for losses on inventories	1,236	-
Change in fair value of warrants	1,998,740	-
Changes in operating assets and liabilities:
Accounts receivable	634,550	(631,587)
Inventories	(255,393)	(718,236)
Advances to suppliers	(10,477,518)	(5,274,540)
Prepayments and other current assets	(109,214)	14,656
Accounts payable and accrued expenses	(59,738)	280,929
Customer deposit	4,270	4,270
Deferred interest income	48,005	(24,042)
Other current liabilities	(62,884)	(28,306)
Net Cash Provided by Operating Activities	1,319,405	964,331

Cash Flows From Investing Activities:
Payment for purchase of equipment	(51,538)	(5,706)
Payment for construction in progress	(14,801)	(12,333)
Proceeds from sale of property and equipment	27,802	72,739
Net Cash (Used in) Provided by Investing Activities	(38,537)	54,700

Cash Flows From Financing Activities:
Proceeds from loans payable	-	495,118
Repayment of loans payable	-	(1,501,803)
Proceeds from Convertible Notes	2,165,000	-
Proceeds from discount on loans payable	(48,005)	-
Proceeds from issuance of stock, net	2,190,145	-
Payments for loans to stockholders/officers	(8,961)	(174,748)
Proceeds the repayment of loans by stockholders/officers	152,230	95,452
Net Cash Provided by (Used in) Financing Activities	4,450,409	(1,085,981)

Net Increase (Decrease) in Cash and Equivalents	5,731,277	(66,950)
Effect of Exchange Rate Changes on Cash	11,711	9,534
Cash and Equivalents at Beginning of Period	82,854	140,270
Cash and Equivalents at End of Period	$5,825,842	$82,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$32,817
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$70,405	$12,411
Construction in progress transferred out to be fixed assets	$-	$128,642
Majority stockholder waive his right to the Company's debt	$11,169,236	$-
Issued shares for consulting service	$5,135,155	$-
Derivative liabilities-warrants from issuance of stock	$11,654,932	$-

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Sen Yu International Holdings Inc (f/k/a China Swine Genetics Inc) (“Sen Yu International” or the “Company”) was founded as a Colorado corporation on June 29, 1983 and was reinstated in Colorado on March 15, 2007. The Company’s Board of Directors and stockholders approved a change of domicile from Colorado to Delaware on December 6, 2007. In connection with the Company’s change of domicile from Colorado to Delaware, the Company’s authorized capital was increased to 310,000,000 of which 300,000,000 are classified as Common Stock, par value $0.001 per share, and 10,000,000 are classified as Preferred Stock, par value $0.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. For at least ten years prior to August 13, 2009, the Company had not engaged in any business operations.

On August 13, 2009, Sen Yu International acquired all of the outstanding capital stock of Advanced Swine Genetics, Inc., a Nevada corporation (“Advanced Swine”). In exchange for the outstanding shares of Advanced Swine, Sen Yu International issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the stockholders of Advanced Swine (the “Share Exchange”).  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of Common Stock.  In November 2009 the Series A shares were converted into 20,044,689 (with additional fractional shares issued in or after November 2009) shares of Sen Yu International’s Common Stock, representing approximately 99% of the issued and outstanding shares.

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

a. Fiscal year

The Company’s fiscal year ends on June 30. The accompanying consolidated financial statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows include activities for the fiscal years ended June 30, 2010 and 2009.

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

Inventories are stated at the lower of cost or market. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. The Company estimates an inventory allowance for excessive, slow moving, obsolete inventory and changes in price level as well as inventory whose carrying value is excess of net realized value. Inventory amounts are reported net of such allowances. The raw materials include generally the feedstuffs and other raw materials, and finished goods include the baby hogs, young hogs and commercial hogs which are ready to sell. However the components of work in progress include generally the director labor, depreciation of the facilities, manufacturing overhead expenses, and other production related fees.

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

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Commencing in January, 2008, per China Regulation, the Company should recognize the welfare expenses when incurred instead of accrued. The total expense for the above plan amounted to $5,479 and $13,023 for the fiscal years ended June 30, 2010 and 2009, respectively. Unlike the pension or other post-employment retirement plan in the U.S, the employee welfare benefit plans applicable to our Chinese subsidiaries are the plans mandated by the Chinese government for the Company to reserve and accrue certain amounts solely for employee benefits. Our Chinese subsidiaries have established employee welfare plans in accordance with Chinese law and regulations, and the Company records and accounts for the employee welfare fees under the Chinese law and regulations. According to such laws and regulations, before January 1, 2008, the Company accrued employee welfare and made annual pre-tax contributions of 14% of all employees’ salaries as required by law.  Since the requirement was mandated by the government, the Company was required to accrue employee welfare as liability.  However, commencing in January, 2008, per new Chinese regulations, employee welfare plans no longer required of the Company. The Company recognizes welfare expenses as incurred under US GAAP.

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

 The raw materials generally consist of feedstuff and other raw materials, finished goods consist of the baby hogs, young hogs and commercial hogs which are ready to sell and work in progress consists generally of the direct labor, depreciation of the facilities, manufacturing overhead expenses, and other production related fees.

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

The components of the advances are shown in the following table as of June 30, 2010:

Advance to Suppliers: US $30.8 mm
Advances to suppliers in US$
Fodder provided to Farmers	$27,041,756
Feed	5,613,801
Fodder used on Sen Yu Farms	(209,508)
Subtotal:	32,446,049
Less: Bad Debt Allowance	1,622,302
Total	$30,823,747

Months	Unit Price	Piglets	Advances to suppliers in US$
Dec, 2009 and prior	95	147,631	$14,029,294
Jan-10	95	51,500	4,899,055
Feb-10	95	9,150	870,415
Mar-10	95	11,650	1,108,233
Apr-10	95	21,890	2,082,337
May-10	95	21,300	2,026,211
Jun-10	95	21,300	2,026,211
Total		284,421	$27,041,756

Fodder provided to Farmers $27,041,756
Fodder provided to farmers is determined by an estimation of fodder consumed from January to June of 2010. The Company and Wang Da inspect the farmers periodically to monitor the birth rate of piglets and hogs ready to be sold to market in order to determine the feed consumption. The fodder estimation is calculated on a 6 month basis.

Feed   $5,613,801
Feed component is composed of the total annual heads projection multiplied by a factor of 30% and the cost of the feed per mature hog. A mature hog weighing 100 kg consumes 288 kg of feed with a feed cost of $95. The life cycle is 155 days from birth to be considered mature.

Fodder used on Sen Yu Farms $209,508
The fodder used on Sen Yu farms is the feed consumption for company breeder farms representing a credit to the advance.

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

On April 20 and September 25, 2007, the subsidiary of the Company, Sino-Canadian Sen Yu, obtained loans in amounts of RMB1.5 million (equivalent to $221,192 and $219,597 as of June 30, 2010 and June 30, 2009, respectively) and RMB0.5 million (equivalent to $73,731 and $73,199 as of June 30, 2010 and June 30, 2009, respectively) from TangYuan Government Financial Bureau ("TGFB") by pledging certain buildings in Heijinhe, which have a carrying value of approximately RMB5.1 million (equivalent to $752,053). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the Chinese government supports the Company's business, these loans do not bear interest and all of their due dates had been extended to December 31, 2009. Whereas, on December 16, 2009, the due dates of these loans had been rescheduled to December 31, 2010
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

Loans from stockholders/officers are unsecured, non-interest bearing, and have not set repayment date. At the quarter ended September 30, 2009, in order to increase the working capital of the Company, the majority stockholder, Mr. Ligang Shang, waived his right to collect the Company’s debt to him in an aggregate amount of $11,169,236.  That sum was added to paid-in capital as of September 30, 2009. As a result, the total net amount of loans from the stockholders/officers was $5,460 as of the fiscal year ended June 30, 2010.

11.       COMMITMENTS
The Company enters into ceratin commercial hog sales contracts with its major customers to decrease its market risk in the ordinary course of business. The Company utilizes these contracts to establish adequate sales to minimize the risk of market fluctuations. The Company continually monitors its overall market position and fair value. The contracts information listed as follows:

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

In exchange for the outstanding shares of Advanced Swine, the Company issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the stockholders of Advanced Swine.  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of Common Stock. There were 4,800 shares of Series A Preferred Shares authorized, with par value $0.001 per share, as of June 30, 2009.

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

Pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement dated June 11, 2010, the Company issued 1,152,380 shares of Series B convertible preferred stock with an initial one-to-one conversion ratio into shares of the Company’s common stock and the conversion price of such preferred stock is equal to $2.10 per share. The conversion price is subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. Since basic earnings were $0.48 (in the first amendment on December 2, 2010) per share for the fiscal year ended June 30, 2010, the conversion price of the Series B Convertible Stock is $1.83 as of June 30, 2010. Since the basic earning was $0.33 per share for the fiscal year ended June 30, 2010, the conversion price of the Series B Convertible Preferred Stock was $1.26 as of June 30, 2010.

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

For the June 2010 offering, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 293.7%, Risk free interest rate 0.95% for series A and B warrants, and Risk free interest rate 1.77% for series C to E warrants. The fair value of those warrants was calculated at $13,654,111 as derivative liabilities-warrants as of June 30, 2010.

d.	Common Stock

After the change of domicile from Colorado to Delaware on December 6, 2007, the Company had 300,000,000 authorized shares Common Stock, par value $0.001 per share. After recapitalization, the Company had 41,423 shares of Common Stock outstanding and issued as of June 30, 2009. In November 2009, 4,646.05933 outstanding shares of Series A Convertible Preferred Stock were converted into 20,044,689 shares of Common Stock. On January 29, 2010, the board of directors of the Company authorized, and on February 2, 2010, the Company issued, 5,000 shares of Common Stock to its consultant for services rendered for the term from January 29, 2010 to June 30, 2010.  Moreover on May 3, 2010, the board of directors of the Company authorized, and the Company issued 200,000 shares of Common Stock to Mr. Cong and Mr. Hau for services rendered for the period from April 16, 2010 to April 15, 2013. In addition, the Company issued to Primary Capital LLC and one individual, Mr. Ming Liu, 361,870 and 240,000 shares of restricted common stock of the Company on June 9, 2010, respectively. The material terms of the engagement agreement between Primary Capital LLC and the Company are as follows: Primary Capital LLC was engaged to provide financial advisory, investment banking and placement agent services for the Company. The agreement was for a term commencing on May 28, 2008 and continuing for a period of twenty four months. The Company shall be required to pay to Primary Capital LLC an annual fee, in addition to other fees, of $150,000. The Company agreed to issue a number of shares of the company’s common stock equal to 3% of the outstanding shares of the Company to Primary Capital LLC upon the closing of the reverse merger transaction, which occurred on August 13, 2009. In addition, the Company agreed to  issue another 3% to Primary Capital LLC at the closing of the Company’s proposed financing. Pursuant to such agreement, the Company issued 601,870 shares of its common stock to Primary Capital LLC and Mr. Ming Liu on June 9, 2010.

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

Effective on September 30, 2009, the Company implemented a reverse split of its Common Stock. No fractional shares or scrip were issued; rather, in the case of each stockholder who held less than one whole share or held 100 or more shares after the Reverse Split, the Company purchased all fractional shares resulting from the Reverse Split for $5.28 per share.  In the case of each stockholder who would otherwise hold at least one but fewer than 100 shares as a result of the Reverse Split, the Company issued a number of shares equal to the difference between the shares held by the stockholder and 100, so that each such stockholder owns 100 whole shares.

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

The Company initially omitted the effect of the issuance of the Series A to F Warrants and convertible notes, and adopted incorrect number of shares of the convertible preferred stock to calculate diluted earnings per share, as s result the Company adjusted the calculation of diluted earnings per share by amending the Form 10-K for the fiscal year ended June, 30, 2010 on December 2, 2010.

The Form 10-K for the fiscal year ended June 30, 2010 was again amended on February 18, 2011 because of the errors in calculating the fair value of the derivative liabilities. The basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, so the conversion price of the Series B Convertible Stock was adjusted to $1.26. The exercise prices for Series A Warrants and Series B Warrants were adjusted to $1.80 and $2.46, respectively. The exercise price of the Series A and Series B Warrants were $2.62 and $3.58, respectively, in the first amendment to the  Form 10-K filed on December 2, 2011 and $1.8 and $2.46, respectively, in the second amendment to Form 10-K filed on February 18, 2011.

The schedule of the computations before adjustment and after adjustment consisted of the following:

	Originally filed 10-K on September 28, 2010	First Amendment to 10-K filed on December 2, 2010	Second Amendment to 10-K filed on February 18, 2011
Common Stock	12,976,230	12,976,230	12,976,230
Convertible Preferred Stock	726,309	69,690	101,367
Convertible Note	-	733,122	733,122
Warrant	-	1,090,576	1,414,413
Total	13,702,539	14,869,618	15,225,131

14.	CONCENTRATION OF BUSINESS

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

On August 31, 2010, Sen Yu International leased an office in New York which is located at 19 West 44th Street, New York, New York. The lease has a term of three years, with a two-year renewal option. The rent and maintenance fees on this space for the first year, which ends August 31, 2011, is approximately $78,850 and the rent increases by two  percent (2%) every year. The Company has included these rental expenses and maintenance fees in the future minimum payments required of rental commitments listed in Note 11.

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

17.	RESTATEMENT

The Company has restated the consolidated financial statements for the twelve months ended June 30, 2010, which financial statements were originally issued on September 28, 2010 and were initially restated by the Company on December 2, 2010 and February 18, 2011,because the Company identified certain errors in its previously issued financial statements including the following items:

•
Losses on disposal of inventories previously included in other expenses will be amended to be allocated as cost of goods sold which will decrease the gross profit to $14,044,887 from $14,290,401 as previously recorded with no impact on net income;

•	The losses on disposal of fixed assets previously included in other expense will be reclassified to operating expenses with no impact on net income;

•	Change in fair value of warrants of $1,998,740 shall be recorded as other expenses for the fiscal year ended June 30, 2010 compared to $0 as previously recorded;

•	Net Income for the fiscal year ended June 30, 2010 shall decrease to $4,263,574 from $6,262,314 as previously stated; and

•
Basic earnings per share for the fiscal year ended June 30, 2010 shall decrease to $0.33 from $0.48 as previously stated and diluted earnings per share for the same period decrease to $0.29 from $0.46 as previously stated.

The impact of this restatement on the financial statements as originally reported on September 28, 2010 and initially restated by the Company on December 2, 2010, is:

Statement of Income Data:

	For the Fiscal Year Ended June 30, 2010
	As Previously Reported	As Restated

Revenues	$70,351,959	$70,351,959
Cost of Goods Sold	56,061,558	56,307,072
Gross Profit	14,290,401	14,044,887

Operating Expenses
Selling expenses	2,264,653	2,264,653
General and administrative expenses	4,952,867	4,952,867
Losses on disposal of fixed assets		109,098
Bad debt for advances to suppliers	524,179	524,179
Total Operating Expenses	7,741,699	7,850,797

Income From Operations	6,548,702	6,194,090

Other Income (Expense)
Interest expense, net	(70,953)	(70,953)
Other (expense) income, net	(6,453)	(6,453)
Losses on disposal of fixed assets	(109,098)	(1,998,740)
Losses on disposal of inventories	(245,514)
Change in fair value of warrants		(1,998,740)
Total Other Expense	(432,018)	(2,076,146)

Income from Continuing Operations Before Income Taxes	6,116,684	4,117,944
Income Tax Provision	-	-

Net Income Before Noncontrolling Interest	6,116,684	4,117,944

Less: Net loss attributable to the noncontrolling interest	(145,630)	(145,630)

Net Income Attributable to Sen Yu International Holdings, Inc.	$6,262,314	$4,263,574
Earnings Per Share:
- Basic	$0.48	$0.33
- Diluted	$0.46	$0.29

Weighted Common Shares Outstanding *
- Basic	12,976,230	12,976,230
- Diluted	13,702,539	15,225,131

Balance Sheet Data:

	As of June 30, 2010
	As Previously Reported	As Restated
Assets
Current Assets:
Cash and equivalents	$5,825,842	$5,825,842
Accounts receivable	-	-
Inventories, net	943,642	943,642
Advances to suppliers, net	30,830,691	30,830,691
Prepayments and other current assets	176,777	176,777
Total Current Assets	37,776,952	37,776,952

Property, Plant, Equipment and Breeding Stock, net	1,983,760	1,983,760
Construction in Progress	14,801	14,801
Total Long-Term Assets	1,998,561	1,998,561

Total Assets	39,775,513	39,775,513

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	390,644	390,644
Customer deposits	-	-
Loans payable, net	1,066,924	1,066,924
Convertible note, net	2,165,000	2,165,000
Loans from stockholders/officers, net	5,460	5,460
Deferred interest income	39,036	39,036
Other current liabilities	1,721	1,721
Derivative liabilities-warrants	4,154,400	13,654,111
Total Current Liabilities	7,823,185	17,322,896
Total Liabilities	7,823,185	17,322,896

Stockholders' Equity:
Series A Convertible Preferred Stock ,$0.001 par value, 4,800 shares authorized, zero and 4,646.05933 shares issued and outstanding, respectively *	-	-
Series B Convertible Preferred Stock ,$0.001 par value, 10,000,000 shares authorized, 1,152,380 and zero shares issued and outstanding, respectively	1,152	1,152
Common stock, $0.001 par value, 300,000,000 shares authorized, 20,892,982 and 41,423 issued and outstanding, respectively *	20,893	20,893
Additional paid-in capital *	18,361,344	10,860,373
Reserve funds	3,570,029	3,570,029
Retained earnings	9,862,751	7,864,011
Accumulated other comprehensive income	967,009	967,009
Unearned compensation	(1,116,667)	(1,116,667
Total Sen Yu International Holdings, Inc. Stockholders' Equity	31,666,511	22,166,800
Noncontrolling Interest	285,817	285,817
Total Equity	31,952,328	22,452,617
Total Liabilities and Equity	$39,775,513	$39,775,513

The table below summarizes the effects of the changes made to the Company’s financial statements:

    Statement of Income Data:

Twelve Months Ended June 30, 2010

Net income, as previously reported	$6,262,314

Adjustments:
Change in warrant liabilities	(1,998,740)

Net income, as restated	$4,263,574

Balance Sheet Data:

Twelve Months Ended June 30, 2010

Total liabilities, as previously reported	7,823,185
Adjustments:
Warrant liabilities, as previously reported	4,154,400
Warrant liabilities, restated	13,654,111
Total liabilities adjustment	9,499,711

Total liabilities, as restated	17,322,896

Shareholders’ equity, as previously reported	31,666,511
Adjustments:
Additional paid-in capital adjustment, restated	7,500,971
Net income adjustment, restated	1,998,740
Net Shareholders equity adjustment	9,499,711

Shareholders’ equity, as restated	$22,166,800

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

In the Company’s original filing of the Form 10-K, management concluded that the Company maintained effective internal controls and procedures as of June 30, 2010. However, in connection with this Amendment No. 2 to Form 10-K, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010 and has subsequently determined that a material weakness, as more fully described in “Management’s Report on Internal Control over Financial Reporting” below, existed as of December 31, 2010.  As a result of such material weakness, management has revised its previous assessment to conclude that our internal controls and procedures were not effective as of June 30, 2010.

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

Management has evaluated the effectiveness of our internal controls over financial reporting as of June 30, 2010 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to a material weakness related to the valuation of derivative liability associated with the warrants issued in connection with a private placement conducted by the Company in June 2010 and subsequent revaluation of such warrants, our management has concluded that our internal controls over financial reporting were not effective.

This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US GAAP standards, especially related to complicate accounting issues.  This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries. For example, the Company did not maintain effective control over the preparation, review, presentation and disclosure of amounts related to the warrants issued in connection with the June 2010 private placement that were included in consolidated balance sheets and consolidated statements of income. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of derivative liabilities and equity accounts and related financial disclosures that was not prevented or detected on a timely basis. Due to their relative inexperience, the Company’s accounting staff was not able to properly account for such complex transactions in a timely manner.
As a result of such material weakness, management, upon recommendation by its independent public accountants, amended its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 on December 2, 2010 and February 18, 2011 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 on December 2, 2010.

To remediate this deficiency, we are in the process of evaluating our risk assessment and any related deficiencies specifically in maintaining effective control over our accounting for derivative liability associated with the warrants in addition to maintaining sufficient documentation concerning our existing financial processes, risk assessment and internal controls. Further, Paul Li, an individual with substantial experience in preparing financial statements meeting the reporting obligations under the SEC rules, was appointed as our new Chief Financial Officer.  . We intent to implement a training program in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

We believe the remediation measures we are taking, if effectively implemented and maintained, will remediate the material weakness discussed above. However, no assurance can be given that the remedial measures being undertaken will be fully effectuated or will be sufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal controls over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, (iii) the Company may be required to again restate prior period financial results, (iv) the Company may be subject to litigation or regulatory proceedings, and (v) the Company’s business and operating results may be harmed.

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

The primary functions of an audit committee carried out by the entire board of directors include:

●	appointing, approving the compensation of, and assessing the independence of our independent auditors;

●
assisting in the oversight of the integrity of our financial statements, our company’s compliance with legal and regulatory requirements, its independent auditors’ qualifications, and independence and the performance of the independent auditors;

●	overseeing the work of our independent auditors, including through the receipt and consideration of certain reports from the independent auditors;

●	reviewing and discussing with management and the independent auditors our annual and quarterly financial statements and related disclosures;

●	coordinating the oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct and ethics; and

●	establishing procedures for the receipt and retention of accounting related complaints and concerns; meeting independently with our internal auditing staff, independent auditors and management.

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

The Company and Mr. Li executed an employment agreement dated as of September 13, 2010, effective upon the filing of the Company’s Annual Report. Pursuant to the employment agreement, Mr. Li will receive a base monthly salary of RMB 50,000 (equivalent to approximately USD $7,395 at the exchange rate of RMB 1 = USD $0.1479 as of September 13, 2010) for the first year; base monthly salary of RMB 58,333 (approximately USD $8,627) for the second year; and base monthly salary of RMB 66,667 (approximately USD $9,860) for the third year. The Company also agreed to grant Mr. Li options to purchase, at an exercise price of $0.10 per share, 60,273 shares of the Company’s common stock, with 1/3 of such options vesting on each of September 13, 2011, September 13, 2012 and September 13, 2013, provided that Mr. Li remains employed by the Company through such dates. Vested options will be exercisable any time for a period of three years commencing on the date of vest. If the employment agreement is terminated within 3 years for any reason, any unexercised options shall immediately be forfeited. The agreement also contain standard non-compete and non-disclosure clause which will be valid until three years after the termination.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2011.

Sen Yu International Holdings, Inc.

By:	/s/ Zhenyu Shang
Name: Zhenyu Shang
Tile: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenyu Shang	Chief Executive Officer, Chairman of the Board	May 20, 2011
Zhenyu Shang	(Principal Executive Officer)

/s/ Tongyu Zhang	Chief Financial Officer	May 20, 2011
Tongyu Zhang	(Principal Financial and Accounting Officer)

/s/ Ligang Shang	Director	May 20, 2011
Ligang Shang

INDEX TO EXHIBITS
Item 16. Exhibits

Exhibit No.	Description
2.1
Share Exchange Agreement dated August 12, 2009 among the company and the stockholders of Advanced Swine Genetics Co., Ltd. - incorporated by reference from Exhibit 10-a to the Current Report on Form 8-K filed on August 13, 2009.

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

10.7	Form of Series A Warrants - incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2010.
10.8	Form of Series B Warrants - incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on June 14, 2010.
10.9	Form of Series C Warrants - incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on June 14, 2010.
10.10	Form of Series D Warrants - incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on June 14, 2010.
10.11	Form of Series E Warrants - incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed on June 14, 2010.
10.12*	English Translation of Breeding Swine Sales Agreement between the Company and Harbin Golden Lotus Trade Co, Ltd.
10.13*	English Translation of Supplemental Agreement between the Company and Harbin Golden Lotus Trade Co, Ltd.
10.14*	English Translation of Supplemental Agreement to the Cooperation Agreement between Heilongjiang Sen Yu Animal Husbandry Co., Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
10.15*	English Translation of Sales Agreement with Beijing Er Shang Dahongmen Food and Meat Processing Inc.
10.16*	English Translation of Cooperation Memorandum among the Company, Harbin Golden Lotus Trade Co, Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
10.17*	English Translation of Supplemental Agreement to the Cooperation Memorandum among the Company, Harbin Golden Lotus Trade Co, Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
21.1	List of subsidiaries of the company - incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K filed on September 28, 2010.
23.1*	Consent of MS Group CPA LLC.
31.1*	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* Filed herewith