Form 10-Q/A
period 2010-09-30
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2011-05-20
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number:  000-12792

SEN YU INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0916585 (I.R.S. Employer Identification No.)

19 West 44th Street, Suite 1108 New York, NY	10036
(Address of principal executive offices)	zip code

Registrant’s telephone number (including area code):  212-997-8585

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes          No _ X _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

SEN YU INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q/A

EXPLANATORY NOTE

Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc), or the Company, is filing this Amendment No. 2 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, or the Form 10-Q, which was originally filed with the Securities and Exchange Commission, or SEC, on November 15, 2010 and amended on December 2, 2011 in order to respond to certain comments of the staff to the Securities and Exchange Commission (the "SEC") as well as to revise the disclosure with regard to “derivative liabilities-warrants” and other related changes in the Company’s Consolidated Balance Sheets in Part I, the change in fair value of warrants, net income before noncontrolling interest and foreign currency translation income in the Company’s Consolidated Statements of Comprehensive Income in Part I, net income and changes in fair value of warrants in the Company’s Consolidated Statements of Cash Flows in Part I, adjusted exercise prices of Series A and B Warrants, the summary status of Warrants Outstanding as of September 30, 2010, the fair value of those warrants as of September 30, 2010 in Item C of Note 13 to the Financial Statements, the net income for basic and diluted calculation, the weighted average effect of the dilutive securities in Note 14 to the Financial Statements, change in fair value of warrants and other related changes in the Results of Operations for three months ended September 30, 2010 in the Management’s Discussion and Analysis or Plan of Operation section (“MD&A”), total other expenses or losses and certain numbers in Other Income (Expense or Losses) section of MD&A, the accumulated other comprehensive income in Net Income and Comprehensive Income section of MD&A, numbers related to working capital in the Liquidity and Capital Resources section of MD&A, and the net income in Net Cash (Used in) Provided by Operating Activities section of MD&A.
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

 CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s opinions only as of the date thereof. In evaluating such forward looking statements, readers should carefully review the discussion of risks and uncertainties in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K as well as in other filings with the Securities and Exchange Commission  (“SEC”) including, without limitation:

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

PART I – FINANCIAL INFORMATION

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
(restated)

	September 30, 2010	June 30, 2010
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and equivalents	$4,990,379	$5,825,842
Accounts receivable	627,419	-
Inventories, net	1,174,827	943,642
Advance to suppliers, net	35,208,988	30,830,691
Prepayments and other current assets	168,320	176,777
Total Current Assets	42,169,933	37,776,952

Property, Plant, Equipment and Breeding Stock, net	1,914,507	1,983,760
Construction in Progress	21,657	14,801
Total Long-Term Assets	1,936,164	1,998,561
Total Assets	44,106,097	39,775,513

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	320,613	390,644
Loans payable, net	1,106,753	1,066,924
Convertible note, net	2,165,000	2,165,000
Loans from shareholders/officers, net	8,538	5,460
Deferred interest income	14,129	39,036
Other current liabilities	16,694	1,721
Derivative liabilities-warrants	11,309,271	13,654,111
Total Current Liabilities	14,940,998	17,322,896
Total Liabilities	14,940,998	17,322,896
Shareholders’ Equity:
Series B Convertible Preferred Stock ,$0.001 par value,
	10,000,000 shares authorized,1,152,380 shares
issued and outstanding, respectively	1,152	1,152
Common stock, $0.001 par value, 300,000,000 shares
	authorized, 20,892,982 issued and outstanding,
respectively *	20,893	20,893
Additional paid-in capital *	10,860,373	10,860,373
Reserve funds	4,197,440	3,570,029
Retained earnings	13,279,137	7,864,011
Accumulated other comprehensive income	1,534,898	967,009
Unearned compensation	(1,016,667)	(1,116,667)
Total Sen Yu International Holdings, Inc. Shareholders’ Equity	28,877,226	22,166,800
Noncontrolling Interest	287,873	285,817
Total Equity	29,165,099	22,452,617
Total Liabilities and Equity	$44,106,097	$39,775,513
*: As restated to show recapitalization and reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENEDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended September 30,
	2010 (restated)	2009
	Unaudited	Unaudited

Revenues	$23,562,468	$21,895,508
Cost of Goods Sold	18,221,146	17,407,041
Gross Profit	5,341,322	4,488,467

Operating Expenses
Selling expenses	832,828	671,363
General and administrative expenses	485,825	68,172
Losses on disposal of fixed assets	48,479	107,753
Bad debt for advanced to suppliers	202,962	178,830
Total Operating Expenses	1,570,094	1,026,118

Income From Operations	3,771,228	3,462,349

Other Income (Expense)
Interest expense (income), net	(71,034)	554
Other expense net	(442)	(6,242)
Change in fair value of warrants	2,344, 841	-
Total Other Income (Expense)	2,273,365	(5,688)

Income from Continuing Operations Before Income Taxes	6,044,593	3,456,661
Income Tax Provision	-	-

Net Income Before Noncontrolling Interest	6,044,593	3,456,661

Less: Net income (loss) attributable to the noncontrolling interest	2,056	(103,814)

Net Income Attributable to Sen Yu International Holdings, Inc.	$6,042, 537	$3,560,475

Earnings Per Share:
- Basic	$0.29	$49.04
- Diluted	$0.23	$0.18

Weighted Common Shares Outstanding *
- Basic	20,892,982	72,598
- Diluted	26,100,162	20,031,181

*: As restated to show recapitalization and reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENEDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)
(Stated in US Dollars)

	For the Three Months Ended September 30,
	2010 (restated)	2009
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$6,044,593	$3,456,661
Other Comprehensive Income:
Foreign Currency Translation Income	567,889	17,410
Comprehensive Income	$6,612, 482	$3,474,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ETHNDED SEPTEMBER 30, 2010
(UNAUDITED)
(Stated in US Dollars)
	For The Three Months Ended September 30,
	2010 (restated)	2009
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net Income	$6,042,537	$3,560,475
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	122,476	131,668
Bad debt adjustment	202,963	178,830
Noncontrolling Interest	2,056	(103,814)
Consulting fees adjusted from deferred	100,000	-
Amortization of financing costs	48,300	-
Loss on disposal of fixed assets	48,479	107,753
Loss on disposal of inventories	6,277	239,179
Provision for losses on inventories	(1,245)	-
Change in fair value of warrants	（2,344,841)	-
Changes in operating assets and liabilities:
Accounts receivable	(627,419)	634,550
Inventories	(243,331)	(29,720)
Advanced to suppliers	(4,112,156)	(3,817,792)
Prepayments and other current assets	(37,602)	52,826
Accounts payable and accrued expenses	(67,651)	(83,410)
Customer deposit	-	24,580
Deferred interest income	(25,095)	(14,538)
Other current liabilities	14,751	(22,625)
Net Cash (Used in) Provided by Operating Activities	(871,501)	857,962
Cash Flows From Investing Activities:
Payment for purchase of equipment	(59,200)	(34,571)
Payment for construction in progress	(34,929)	-
Proceeds from sale of property and equipment	26,740	23,760
Net Cash Used in Investing Activities	(67,389)	(10,811)
Cash Flows From Financing Activities:
Proceeds from discount on loans payable	25,095	14,538
Payments for loans to shareholders/officers	(16,717)	(4,585)
Proceeds the repayment of loans by shareholders/officers	19,795	147,701
Net Cash Provided by Financing Activities	28,173	157,654
Net (Decrease)Increase in Cash and Equivalents	(910,717)	1,004,805
Effect of Exchange Rate Changes on Cash	75,254	2,811
Cash and Equivalents at Beginning of Period	5,825,842	82,854
Cash and Equivalents at End of Period	$4,990,379	$1,090,470
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$153,033	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$22,755	$4,801
Construction in progress transferred out to be fixed assets	$28,745	$-
Majority shareholder waive his right to the Company’s debt	$-	$11,169,236
Offset debt by fixed assets	$6,648	$-
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

	For The Three Months Ended September 30,
	2010	2009
Assets and liabilities	$0.14945	$0.14649	/ RMB

Revenue and expenses	$0.14773	$0.14639	/ RMB

c.	Revenue Recognition

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

o.	Reclassification

Certain amounts reflected in the consolidated financial statements for the three months ended September 30, 2009 have been reclassified to conform to the presentation for the three months ended September 30, 2010.

p.	Recent Accounting Pronouncements

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

The initial conversion ratio for Series B convertible preferred stock is one-to-one and the conversion price of such preferred stock was equal to $2.10 per share. The conversion price is subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. Since basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, the conversion price of the Series B Convertible Preferred Stock was $1.26 as of September 30, 2010. Since the basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, the exercise price of the Series B Convertible Preferred Stock was $1.26 as of September 30, 2010.

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

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into common stock issued by the Company.  Because basic earnings was $0.33 per share for the fiscal year ended June 30, 2010, the Series A Warrants and Series B Warrants are exercisable at $1.80 and $2.46 per share for the three months ended September 30, 2010, respectively.

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

Following is a summary of the status of A to E warrants activity as of September 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, July 1, 2010	2,237,834	$2.22	3.15	$3.93
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Adjusted by investment agreement	-	-	(0.26)	(1.05)
Outstanding, September 30, 2010	2,237,834	$2.22	2.89	$2.88

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

For the June 2010 Private Placement, the fair value of the warrants at the grant date was calculated using the Black-Scholes options pricing model,using the following assumptions: Volatility 293.7%, Risk free interest rate 0.95% for Series A and B warrants, and risk free interest rate of 1.77% for Series C to E warrants. The fair value of those warrants was calculated at $11,309,271 as derivative liabilities warrants as of September 30, 2010.

d.	Common Stock

After the change of domicile from Colorado to Delaware on December 6, 2007, the Company had 300,000,000 authorized shares of common stock, par value $0.001 per share. After recapitalization, the Company had 41,423 shares of common stock outstanding and issued as of June 30, 2009. In November 2009, 4,646.05933 outstanding shares of Series A Convertible Preferred Stock were converted into 20,044,689 shares of common stock. On January 29, 2010, the Board authorized, and on February 2, 2010, the Company issued, 5,000 shares of common stock to its consultant for services rendered for the term from January 29, 2010 to June 30, 2010.  On May 3, 2010, the Board authorized, and the Company issued 200,000 shares of common stock to Mr. Cong and Mr. Hau for services rendered for the period from April 16, 2010 to April 15, 2013. In addition, the Company issued to Primary Capital LLC and one individual, Mr. Ming Liu, 361,870 and 240,000 shares of restricted common stock of the Company on June 9, 2010, respectively. As a result, the Company had 20,892,982 shares of common stock outstanding and issued as of September 30, 2010. The material terms of the engagement agreement between Primary Capital LLC and the Company are as follows: Primary Capital LLC was engaged to provide financial advisory, investment banking and placement agent services for the Company. The agreement was for a term commencing on May 28, 2008 and continuing for a period of twenty four months. The Company was required to pay to Primary Capital LLC an annual fee, in addition to other fees, of $150,000. The Company agreed to issue a number of shares of its common stock equal to 3% of the outstanding shares of the Company to Primary Capital LLC upon the closing of the reverse merger transaction, which occurred on August 13, 2009. In addition, the Company agreed to issue another 3% to Primary Capital LLC at the closing of the Company’s proposed financing. Accordingly, the Company issued 601,870 shares of its common stock to Primary Capital LLC and Mr. Ming Liu on June 9, 2010.

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

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $10,860,373 recorded as additional paid-in capital as of September 30, 2010.

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

14.	Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended September 30
	2010	2009
	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	6,042,537	3,560,475
Denominator:
Weighted average common shares	20,892,982	72,598
Net income per share — basic	0.29	49.04

Diluted:
Numerator:
Net income for basic calculation	6,042,537	3,560,475
Effect of dilutive securities issued	76,516	-
Net income for diluted calculation	6,119,053	3,560,475
Denominator:
Denominator for basic calculation	20,892,982	72,598
Weighted average effect of dilutive securities;
Series B convertible preferred stock and warrants,
and series A convertible preferred stock	5,207,180	19,958,583
Denominator for diluted calculation	26,100,162	20,031,181
Net income per share — diluted	0.23	0.18

Since the Company originally omitted the effect of the issuance of the Series F Warrants and convertible notes, and adopted an incorrect number of shares of the convertible preferred stock in the calculation of diluted earnings per share, the Company adjusted the calculation of diluted earnings per share and amended the Form 10-Q for the fiscal quarter ended September 30, 2010 on December 2, 2010.

Since the basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, the conversion price of the Series B Convertible Stock was $1.26 and the exercise prices of the Series A Warrants and Series B Warrants became $1.80 and $2.46, respectively. The conversion price of Series B Convertible Stock, and the exercise prices of the Series A Warrants and Series B Warrants were initially recorded as $2.10, $2.62, and $3.58, respectively, in the first amendment to Form 10-Q filed on December 2, 2010.

The schedule of the computations before adjustment and after adjustment consisted of the following:

	Originally filed 10-Q on October 15, 2010	First amended 10-Q/A on December 2, 2010	Second amended 10Q/A (restated)
Common Stock	20,892.982	20,892,982	20,892.982
Convertible Preferred Stock	13,204,365	1,320,435	1,920,633
Convertible Note	-	2.061,905	2,061,905
Warrants	2,237,833	826,172	1.224,642
Total	36,335,180	25,101,494	26,100,162

15.	Concentration of Business

a.	Financial Risks

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

18.	Restatement

The Company has restated the consolidated financial statements for the three months ended September 30, 2010, which financial statements were originally issued on November 15, 2010 and were initially restated by the Company on December 2, 2010, because the Company identified certain errors in its previously issued financial statements including the following items:

●     Change in fair value of warrants – gain of $2,344,841 shall be recorded as other income for the three month period ended September 30, 2010 as compared to a loss of $13,210 and $715,624 as originally recorded in the Form 10-Q and initially restated as other expenses in the first amendment to Form 10-Q, respectively;
●     Derivative liability - warrants as of September 30, 2010 shall increase to $11,309,271 as compared to previous derivative liability - warrants of $4,167,610 and $4,870,024 as originally recorded in the Form 10-Q and initially restated in the first amendment to Form 10-Q, respectively;
●     Net Income for the three month period ended September 30, 2010 shall increase to $6,042,537 from $3,684,487 and $2,982,073 as originally recorded in the Form 10-Q and initially restated in the first amendment to Form 10-Q, respectively; and
●     Basic earnings per share for three month period ended September 30, 2010 shall increase to $0.29 from $0.18 and $0.14 as originally recorded in the Form 10-Q and initially restated in the first amendment to Form 10-Q, respectively, and diluted earnings per share for the same period shall increase to $0.23 from $0.10 and $0.12 as originally recorded in the Form 10-Q and initially restated in the first amendment to Form 10-Q, respectively.

The impact of this restatement on the financial statements as originally reported on November 15, 2010 and initially restated by the Company on December 2, 2010, are:

Statement of Income Data:
	For The Three Months Ended September 30, 2010
	As Originally Reported	As Initially Restated	As Second Restated
	Unaudited	Unaudited	Unaudited

Revenues	$23,562,468	$23,562,468	$23,562,468
Cost of Goods Sold	18,221,146	18,221,146	18,221,146
Gross Profit	5,341,322	5,341,322	5,341,322

Operating Expenses
Selling expenses	832,828	832,828	832,828
General and administrative expenses	485,824	485,824	485,825
Losses on disposal of fixed assets	48,479	48,479	48,479
Bad debt for advanced to suppliers	202,962	202,962	202,962
Total Operating Expenses	1,570,093	1,570,093	1,570,094

Income From Operations	3,771,229	3,771,229	3,771,228

Other Income (Expense)
Interest expense (income), net	(71,034)	(71,034)	(71,034)
Other expense net	(442)	(442)	(442)
Change in fair value of warrants	(13,210)	(715,624)	2,344,841
Total Other Income (Expense)	84,686	(787,100)	2,273,365

Income from Continuing Operations Before Income Taxes	3,686,543	2,984,129	6,044,593
Income Tax Provision	1	-	-

Net Income Before Noncontrolling Interest	3,686,543	2,984,129	6,044,593

Less: Net income (loss) attributable to the noncontrolling interest	2,056	2,056	2,056

Net Income Attributable to Sen Yu International Holdings, Inc.	$3,684,487	$2,982,073	$6,042,537

Earnings Per Share:
- Basic	$0.18	$0.14	$0.29
- Diluted	$0.10	$0.12	$0.23

Weighted Common Shares Outstanding *
- Basic	20,892,982	20,892,982	20,892,982
- Diluted	36,335,180	25,101,494	26,100,162

*: As restated to show recapitalization and reverse split.

Balance Sheet Data:

	September 30, 2010	September 30, 2010	September 30, 2010
Assets	As Originally Reported	As Initially Restated	As Second Restated
Current Assets:	(Unaudited)	(Unaudited)	(Unaudited)
Cash and equivalents	4,990,379	4,990,379	4,990,379
Accounts receivable	627,419	627,419	627,419
Inventories, net	1,174,827	1,174,827	1,174,827
Advance to suppliers, net	35,208,988	35,208,988	35,208,988
Prepayments and other current assets	168,320	168,320	168,320
Total Current Assets	42,169,933	42,169,933	42,169,933

Property, Plant, Equipment and Breeding Stock, net	1,914,507	1,914,507	1,914,507
Construction in Progress	21,657	21,657	21,657
Total Long-Term Assets	1,936,164	1,936,164	1,936,164
Total Assets	44,106,097	44,106,097	44,106,097

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	320,613	320,613	320,613
Loans payable, net	1,106,753	1,106,753	1,106,753
Convertible note, net	2,165,000	2,165,000	2,165,000
Loans from shareholders/officers, net	8,538	8,538	8,538
Deferred interest income	14,129	14,129	14,129
Other current liabilities	16,694	16,694	16,694
Derivative liabilities-warrants	4,167,610	4,870,024	11,309,271
Total Current Liabilities	7,799,337	8,501,751	14,940,998
Total Liabilities	7,799,337	8,501,751	14,940,998
Shareholders’ Equity:
Series B Convertible Preferred Stock ,$0.001 par value,
	10,000,000 shares authorized,1,152,380 shares
issued and outstanding, respectively	1,152	1,152	1,152
Common stock, $0.001 par value, 300,000,000 shares
	authorized, 20,892,982 issued and outstanding,
respectively *	20,893	20,893	20,893
Additional paid-in capital *	18,361,344	18,361,344	10,860,373
Reserve funds	4,197,440	4,197,440	4,197,440
Retained earnings	12,919,826	12,217,413	13,279,137
Accumulated other comprehensive income	1,534,898	1,534,898	1,534,898
Unearned compensation	(1,016,667)	(1,016,667)	(1,016,667)
Total Sen Yu International Holdings, Inc. Shareholders’ Equity	36,018,887	35,316,473	28,877,226
Noncontrolling Interest	287,873	285,873	285,873
Total Equity	36,306,760	35,604,346	29,165,099
Total Liabilities and Equity	44,106,097	44,106,097	44,106,097

*: As restated to show recapitalization and reverse split.

The table below summarizes the effects of the changes made to the Company’s financial statements:

Statement of Income Data:

Three months ended September 30, 2010

Net income, as originally reported	$3,684,487

Adjustments:
Change in warrant liabilities	2,358,050

Net income, as restated	$6,042,537

Balance Sheet Data:

Three months ended September 30, 2010

Total liabilities, as originally reported	$7,799,337
Adjustments:
Warrant liabilities, as previously reported	4,167,610
Warrant liabilities, restated	11,309,271
Total liabilities adjustment	7,141,661

Total liabilities, as restated	14,940,998

Shareholders’ equity, as originally reported	36,018,887
Adjustments:
Additional paid-in capital adjustment, restated	(7,500,971)
Net income adjustment, restated	359,310
Net Shareholders equity adjustment	(7,141,661)

Shareholders’ equity, as restated	$28,877,226

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

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

	For Three Months		For Three Months		2010 v.s 2009
	Ended September 30, 2010 (restated)		Ended September 30, 2009		Increase/ (decrease)
	(Unaudited)		(Unaudited)
Revenues	$23,562,468		$21,895,508		$1,666,960	8%
Cost of Goods Sold	18,221,146	77.33%	17,407,041	79.50%	814,105	4.68%
Gross Profit	5,341,322	22.67%	4,488,467.00	20.50%	852,855	19%
Operating Expenses
Selling expenses	832,828		671,363		161,465	24%
Bad debt for advanced to suppliers	202,962		178,830		24,132	13%
Losses on disposal of fixed assets	48,479		107,753		(59,274)	-55%
General and administrative expenses	485,825		68,172		417,653	613%
Total Operating Expenses	1,570,094	6.66%	1,026,118	4.69%	543,976	53%
Income From Operations	3,771,228	16.01%	3,462,349	15.81%	308,879	9%
Other Income (Expenses or Losses)
Interest (expenses) income, net	(71,034)		554		(71,588)	-12922%
Other expenses, net	(442)		(6,242)		5,800	-93%
Change in fair value of warrants	2,344,841		-		2,344,841	0%
Total Other income( Expenses or Losses)	2,273,365		(5,688)		2,279,053	-40068%
Income from Continuing Operations Before	6,044,593	25.65%	3,456,661	15.79%	2,587,932	75%
Income Tax Provision	-		-		-
Net Income Before Noncontrolling Interest	6,044,593	25.65%	3,456,661	15.79%	2,587,932	75%
Less: Net income (loss) attributable to the noncontrolling interest	2,056		(103,814)		105,870	-102%
Net Income Attributable to Sen Yu International Holdings Inc.	$6,042,537		$3,560,475		$2,482,062	70%

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

Commercial hogs refer to the hogs we purchase from Wang Da farmers.

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

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect manufacturing costs, including production overhead costs and costs of our purchases of hogs. Cost of goods sold for the three months ended September 30, 2010 was $18,221,146, as compared to $17,407,041 for the three months ended September 30, 2009, an increase of $814,105 or 4.68%. This increase was primarily attributable to increased sales volume.

The following table sets forth information regarding the average cost per capita of our principal products during the three months ended September 30, 2010 and 2009.

	Average Unit Costs Price Per Capita		Basic Change
	2010	2009	Per Capita
Commercial Hogs	$135.08	$141.31	$(6.23)
Others Hogs	182.65	201.17	(18.52)
Overall Average Hogs	135.41	143.12	(7.71)

The decrease in average cost per capita, as reflected in the table, was primarily attributable to the fact that we sold more commercial hogs in the quarter ended September 30, 2010 as compared to the same period in 2009. We reduced the number of other hogs that we produced in our breeding facilities, including breeding swine, commercial hogs which are directly raised by us and substandard hogs which are not qualified as breeding swine for the period from July 2009 to January 2010 due to the lack of cash flow to support our short-term need during that period and the effect of worldwide H1N1 disease. As a result, the cost of sales per capita for other hogs increased gradually from July 2009 to January 2010 because the fixed manufacturing costs were allocated to a smaller number of other hogs. Commencing from February 2010, we started to increase the number of other hogs gradually in our breeding facilities.  As a result, the cost of sales per capita for other hogs declined accordingly.  However, the pregnancy and birth of piglets usually take four months, and it takes another five to six months for the piglets to mature in order to be sold. Despite the fact that we gradually increased the quantities of hogs beginning in February 2010, it had taken a longer period of time for our unit cost of sales per capita to restore to its normal level.  Other hogs that were sold in the three months ended September 30, 2010 were mostly born in January or February 2010 and since the category of other hogs had been allocated more fixed manufacturing cost when they were still piglets. Despite the fact that the average unit cost of sales per capita for other hogs in the quarter ended September 30, 2010 was more than normal level, we incurred more losses on inventories for the three months ended September 30, 2009 because the average unit cost of sales per capita for other hogs was relatively less for the three months ended September 30, 2010 than for the same period in 2009. The cost of sales per capita for commercial hogs which were retrieved from the network farmers primarily consisted of fodder costs and the fixed percentage of profits allocated to the farmers, so the cost of sales per capita was relatively fixed.  Consequently, the average cost of sales per capita for commercial hogs is less than that for other hogs for the three months ended September 30, 2010. Since other hogs only constitute less than 1% of our sales in the three months ended September 30, 2010, the increase in the cost of sales per capita for other hogs didn’t affect the cost of sales per capital for all the hogs much.

Gross margin was 22.67% for the three months ended September 30, 2010 and 20.5% for the three months ended September 30, 2009. The slight increase in gross profit percentage was due to the fact that we sold more commercial hogs in the three months ended September 30, 2010. The gross margin for commercial hogs is higher than the average gross margin for other hogs raised in our farms. We raise breeding swine, commercial hogs, substandard hogs, and piglets in our own facilities. The gross margins for substandard hogs and piglets are generally much lower than the gross margins for breeding swine and commercial hogs, and the gross margin for breeding swine is generally higher than commercial hogs. Since the other hogs sold by us for the three months ended September 30, 2010 were primarily breeding swine with higher gross margin, the average gross margin increased slightly for the quarter ended September 30, 2010.
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

General and Administrative Expenses

General and administrative expenses were $485,825 for the three months ended September 30, 2010, as compared to $68,172 for the three months ended September 30, 2009, an increase of $417,653 or 613%. The increase was primarily due to the payment of investor relation related charges and professional fees during the three months ended September 30, 2010, as compared to the same period in 2009. During the quarter ended September 30, 2010, the Company had more investor relations activities in the U.S., such as road shows, presentations at investor conferences and meetings with potential investors and broker-dealers. Also, the fees the Company paid to legal counsel, auditors, financial consultants, and its transfer agent increased because of the increase in financing related activities.  We also hired new finance staff and other key employees and leased office space in New York City since June of 2010.

In order to maximize the return on our investment, we routinely cull breeding swine that have lost their productivity. In addition, our herds are subject to ordinary risks of mortality. If a hog dies before we have fully depreciated our investment in the hog, we incur an expense equal to the unamortized cost of the hog.  Such incidences of breeding swine mortality caused us an expense, recorded as “losses on disposal of fixed assets”. In the three months ended September 30, 2010, our mortality losses were $48,479. This category of expense will vary from quarter to quarter, depending on factors such as weather, disease, seasonal factors, and other business concerns.  Losses on “disposal of fixed assets” for the three months ended September 30, 2010 decreased by $59,274 from the same period ended September 30, 2009.

Total Operating Expenses

As a result of the above, total operating expenses were $1,570,094 for the quarter ended September 30, 2010, as compared to $1,026,118 for the quarter ended September 30, 2009, an increase of $543,976. This increase was primarily attributable to the increase in general and administrative expenses.  The Company has reclassified the losses of fixed assets as an operating expenses item and reclassified the losses on disposal of inventories to a separate line item within Gross Profit in the restated financial statements as of June 30, 2010 and all the financial statements reported after June 30, 2010.
Other Income (Expense or Losses)

During the three months ended September 30, 2010, total other income, net, amounted to $2,273,365 as compared to other expense of $5,688 for the three months ended September 30, 2009, an increase of $2,279,053 or 40068%. The increase in other income was due to the change in fair value of warrants of $2,344,841 during the three months ended September 30, 2010.

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

In June 2010, we issued warrants in conjunction with the issuance of convertible Preferred B Stock. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.  Since we adopt ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard, those warrants issued in the June 2010 offering are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the quarter ended September 30, 2010 the change in the fair value of warrants was $2,344,841, which was recognized as other income.

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

Net Income and Comprehensive Income

During the three months ended September 30, 2010, Sino-Canadian Sen Yu had a net income of approximately $5,140. In our Statements of Operations, the 40% of that income allocable to our joint venture partner was attributed to “Noncontrolling Interest” and subtracted from our net income.  In the future, if Sino-Canadian realizes a net loss, the 40% of that loss allocable to our joint venture partner will likewise be added to our net income.  Our net income for the quarter ended September 30, 2010, after that deduction, totaled $6,042,537.

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

Our working capital at September 30, 2010 totaled $27,228,936, an increase of $6,774,880 from our $20,454,056 in working capital as of June 30, 2010. The increase was approximately equal to the amount of advances to suppliers for the quarter ended September 30, 2010.  In general, since we expect to raise more quality commercial hogs in the next few years, we expect to advance more money to our suppliers, especially Wang Da, to provide Wang Da’s farmers with fodder to raise more commercial hogs. Consequently, our working capital will tend to fluctuate in proportion to our net income.

Net Cash (Used in) Provided by Operating Activities

As of September 30, 2010, there was an advance to suppliers of $35,208,988. In order to raise quality commercial hogs and control the quality of feeding materials and procedures, we entered into a cooperation agreement with Wang Da, our major feedstuff supplier, to provide our farmers fodder to raise their commercial hogs. Wang Da offsets the advances from us once it delivers commercial hogs raised by Wang Da farmers’ to us. Primarily as a result of the advance to suppliers, our cash used in operations was $871,501, despite $6,042,537 net income during the quarter ended September 30, 2010.

The Company pays the advance to Wang Da and offsets the advance every ten days.  Such advances to Wang Da are offset by the sales of the commercial hogs when the hogs are purchased from the farmers. The fodder cost is approximately 71% of the Company’s cost of goods sold. The fodder cost to purchase price offset occurs when the mature hogs are purchased from the farmers. A mature hog weighing 100 kg consumes 288 kg of feed, on average, with a feed cost of $95.   Based on each hog feed cost of $95 and daily repurchase of hogs, the offset to the prepaid advance would be the sum of $95 multiplied by the hogs repurchased. The Company settles the advances with Wang Da every 10 days to ensure control of credit risk. Following is an example of revenue and cost per hog to illustrate:

Sale price per hog in Beijing market	$175
Costs of fodder per hog	$95
Other Costs per hog	$39
Total Costs per hog	$134
Gross profit to the Company	$41

Both customers settle the invoices within 5 to 7 working days, thus generating working capital to finance our operations, including our advances to Wang Da.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T).     Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed for the purpose of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In the Company’s original filing of the Form 10-Q, management concluded that the Company maintained effective internal control and procedures as of September 30, 2010. However, in connection with this Amendment No. 2 to Form 10-Q, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010 and has subsequently determined that a significant deficiency existed as of September 30, 2010 related to the valuation of derivative liability associated with warrants issued in connection with a private placement conducted by the Company in June 2010, and subsequent revaluation of such warrants as more fully described below.  As a result of such material weakness, management has revised its previous assessment to conclude that our internal controls and procedures were not effective as of September 30, 2010.

The Company did not maintain effective control over the preparation, review, presentation and disclosure of amounts related to the warrants issued in connection with the June 2010 private placement that were included in our consolidated balance sheets and consolidated statements of income. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of derivative liabilities and equity accounts and related financial disclosures that was not prevented or detected on a timely basis.

As a result of such material weakness, management, upon recommendation by its independent public accountants, amended its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 on December 2, 2010. On February 10, 2010, our management, upon recommendation by our independent public accountants, concluded that our amended financial statements for the fiscal year ended June 30, 2010 and the quarter ended September 30, 2010 should no longer be relied upon. By filings this Amendment No. 2 to Form 10-Q, we are amending the financials for the quarter ended September 30, 2010.

To remediate this deficiency, we are in the process of evaluating our risk assessment and any related deficiencies specifically in maintaining effective control over our accounting for derivative liability associated with the warrants in addition to maintaining sufficient documentation concerning our existing financial processes, risk assessment and internal controls. Further, Paul Li, an individual with substantial experience in preparing financial statements meeting the reporting obligations under the SEC rules, was appointed as our new Chief Financial Officer. We intend to implement a training program in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

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

Sen Yu International, Inc.

May 20, 2011	By:	/s/ Zhenyu Shang
Zhenyu Shang Chief Executive Officer (Principal Executive Officer)

May 20, 2011	By:	/s/ Paul Li
Paul Li Chief Financial Officer (Principal Accounting Officer)