Form 10-K/A
period 2010-06-30
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2011-07-19
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No.4)

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

Documents Incorporated by Reference
None

EXPLANATORY NOTE

Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc), or the Company, is filing this Amendment No. 4 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, or the Form 10-K, which was originally filed with the Securities and Exchange Commission, or SEC, on September 28, 2010 and amended on December 2, 2010 (“Amendment No. 1”), February 18, 2011 ( “Amendment No. 2”) and May 20, 2011 ( “Amendment No. 3”).  Amendment No. 1 includes the following revisions:

•
Revised disclosure with regard to the number of Series B Convertible Preferred shares issued in the June 2010 offering (the “Series B Preferred Stock”), the number of outstanding Series B Preferred shares and the description of its conversion price in the financial statements;

•
Revision of the number of weighted shares of common stock outstanding on a fully diluted basis and its effect on the diluted earnings per share in the Company’s Consolidated Statements of  Operation; and

•	Revision of the weighted average effect of the dilutive securities in Note 13 to the Financial Statements as described in the notes to the financial statements.

Amendment No. 2 includes the following revisions:

•	Revised disclosure regarding to the fair value of Series B Preferred Stock;

•	Revised disclosure with respect to derivative liabilities, warrants, additional paid-in capital and other related changes in the Company’s Consolidated Balance Sheets;

•
Revised disclosure in Item 8 related to (i) the change in fair value of warrants and its effect on the basic and diluted earnings per share, (ii) the net income before noncontrolling interest and foreign currency translation income, (iii) the net income and additional paid-in capital, (iv) the net income and changes in fair value of warrants;

•	Revised description of the fair value of the Series B Preferred Stock in the notes to the Financial Statements;

•
Revised disclosures in Management’s Discussion and Analysis or Plan of Operation (“MD&A”) related to: (i) the net income for basic and diluted EPS calculation, (ii) the change in fair value of warrants; (iii) the Other Income (Expense or Losses) section; (iii) the Net Income and Comprehensive Income section, (iv) the numbers related to working capital in the Liquidity and Capital Resources section, and (v) the Net Cash (Used in) Provided by Operating Activities section.

•	Revised disclosures in Controls and Procedures section with respect to the effectiveness of the internal control and procedure.

Amendment No. 3 includes the following revisions:

•
Revised disclosure in the General and Administrative Expenses section of the MD&A based on reclassifications as to the losses on fixed assets and the losses on disposal of inventories in the restated financial statements as of June 30, 2010;

•
Restatement of the Consolidated Balance Sheet,  the Consolidated Statements of Operations,  the Consolidated Statements of Changes in Stockholders’ Equity, the Consolidated Statements of Cash Flows for the fiscal year ended June 30, 2010 and their respective accompanying notes;

•	Addition of certain material agreements attached as Exhibits to Amendment No. 3.

Amendment No. 4 includes the following revisions:

•	Revised disclosure in “Business Agents” section as relates to Golden Lotus’ exclusivity to distribute the Company’s breeding swine in Heilongjiang province;

•	Revised disclosure in “Business Agents” section as relates to Wang Da’s contractual agreement with the Company;

•	Revised disclosure to the MD&A-Cost of Sales and Gross Profit relating to losses on disposal of inventories;

•	Revised disclosure to the MD&A-Bad Debt for Advance to Suppliers relating to adoption of bad debt allowance;

•
Revised disclosure in the General and Administrative Expenses section and in Notes 12(d) and (e) of the financial statements, Stockholders’ Equity relating to Shares Base Compensation and Unearned Compensation;

•	Revised MD&A-Other Income and Net Cash Provided by Operating Activities relating to abnormal losses and working capital respectively;

•	Addition of the employment agreements attached as Exhibits to Amendment No. 4;

•	Revised the auditors’ report to include an explanatory paragraph that describes the restatement and to dual date the report for the restatement footnote number 17;

•	Revised Consolidated Statements of Operations and Statements of Cash Flow based on 230-10-45-28;

•
Revised Note 3 Summary of Significant Accounting Policies - (e) Employee welfare benefits and Note 5 Advances to Suppliers relating to employee welfare plan and components of the advances respectively;

•	Revised Note 12 relating to commercial hog sales contracts; and

•	Revised Disclosure Controls and Procedures in “Item 9A Controls and Procedures” with respect to the effectiveness of the internal controls and procedures.

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

Through our arrangements, we distribute the preponderance of risk involved in the pork production process. Heilongjiang Sen Yu is licensed as a swine breeder, but utilizes the unique business partnership to maximize the litter under our control and thus maximize our revenues while protecting ourselves from a significant portion of the risks attendant to hog farming.

In December 2004, we purchased 400 Great-Grand Parent generation breeding swine from Dutch Topigs International Breeding Company (“Dutch Topigs”).  Dutch Topigs provided us not only the breeding swine, but also full technological support, thus enabling us to initiate operations in the PRC at the same technological level as in Europe and North America.   Dutch Topigs’ technological support covered all aspects of a modern pig farm, including the production design of the farm, barn standardization, facility modernization, digital management and zoology.  We established our baseline litter of breeding swine using the most advanced process flow available at that time. After three years of purebred selection, we successfully bred our own “Heilongjiang Sen Yu Series” swine.

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

On August 13, 2009, Apogee Robotics, Inc., the predecessor of Sen Yu International, acquired all of the outstanding capital stock of Advanced Swine. In exchange for the outstanding shares of Advanced Swine, Apogee Robotics, Inc., whose name was later changed to Sen Yu International issued 4,646.05933 shares of Series A Convertible Preferred Stock to the stockholders of Advanced Swine (the “Share Exchange”).  In November 2009, the Series A shares were converted into 20,044,689 shares of Sen Yu International’s Common Stock, representing approximately 99% of Sen Yu International’s issued and outstanding shares.  On May 5, 2010, the Company filed a Certificate of Elimination to eliminate the previously designated 4,800 shares of Series A Convertible Preferred Stock.

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

Our agreement with Wang Da provides that if Wang Da fails to satisfy its obligations, we can assume the rights of Wang Da under its Fodder Supply and Commercial Hog Buy-Back Agreements with Wang Da Farmers.  This assumption of rights would enable us to take direct delivery of the full-grown hogs due to Wang Da.  In the event that the sale of those hogs did not provide sufficient returns to satisfy Wang Da’s obligations to us, we would have access to Wang Da’s additional assets to meet the shortfall, including cash, account receivables, prepayments, inventory and other receivables. The Company is not responsible for Wang Da’s liabilities and is under no obligation to succeed to Wang Da’s business upon assumption of Wang Da’s rights.  The Company does not have a priority claim over the other creditors and all creditors will have equal access proportional to their claims to Wang Da’s assets.

In addition, pursuant to the Amended and Restated Cooperation Agreement entered into between Sen Yu and Wang Da on March 28, 2011, Wang Da agreed to pay RMB7, 000,000 to the Company as the performance bond, which was fully paid on April 18, 2011.  Such bond will be returned to Wang Da when the agreement is terminated.  The parties also agree that if Wang Da breaches this agreement during the agreement term, the Company has the right to deduct its losses from the bond.

       Wang Da is an independent entity and should be able to finance its activities without additional financial support provided by Sen Yu despite the significant revenues earned from Sen Yu.  The Company has no direct or indirect ability to make decisions about Wang Da’s activities through voting rights or similar rights.  The Company has no control over Wang Da’s economic interests and activities relating to their shareholders.  The Company has no power to direct the activities of Wang Da that most significantly impact Wang Da’s economic performance. The Company has no obligation to absorb losses of Wang Da that could potentially be significant to Wang Da or the right to receive benefits from Wang Da that could potentially be significant to Wang Da. In light of the above conditions and given the independent relationship between Wang Da and the Company, we do not believe Wang Da should be considered a variable interest entity or consolidated with the Company.

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

Golden Lotus is our exclusive sales agent in Heilongjiang Province, where all Wang Da Farmers are located.   The breeding boars and sows (“breeding swine”) that we produce at our two breeding farms are sold to Golden Lotus at local market price, at which point of sale we recognize revenue, and the payments of the purchase price from Golden Lotus to the Company is due within 30 days after delivery of the breeding swine.  To maintain its exclusivity, Golden Lotus is required to sell a minimum of 1,950 breeding swine per quarter.  Golden Lotus is permitted to fix its sales price to the Wang Da Farmers based on demand.  However, the price of the breeding swine that Golden Lotus sells to qualified Wang Da Farmers is subject to a maximum markup of 20% of the original purchase price between the Company and Golden Lotus.   If Golden Lotus is not able to sell the minimum quarterly amount, it is required to pay a fee equal to 20% of the unaccomplished sales, and we have the right to sell our breeding swine through other agents.  If we fail to deliver qualified breeding swine on schedule or if Golden Lotus defaults in making timely payment, the agreement provides for a penalty equal to 20% of the defaulted amount.

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

       Other than the Sales Agreement with Golden Lotus, whereby Golden Lotus has exclusivity to sell the Company’s breeding swine in the Heilongjiang province, there is no related party relationship or contractual arrangements between the Company and Golden Lotus.  Golden Lotus is an independent company and Sen Yu has no financial, voting interest or operational control over Golden Lotus.

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

As a result of such material weakness, we amended our financial statements for our fiscal year ended June 30, 2010 and the quarter ended September 30, 2010 on December 2, 2010. On February 10, 2011our management, after consultation with our independent public accountants, concluded that our restated financial statements for the fiscal year ended June 30, 2010 and the quarter ended September 30, 2010 should no longer be relied upon.

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

Cost of Sales and Gross Profit

Our costs of goods sold consisted primarily of direct and indirect manufacturing costs and loss on disposal of inventory, including production overhead costs and costs of our purchases of hogs. Cost of goods sold for the year ended June 30, 2010, was $56,307,072 as compared to $42,373,999 for the fiscal year ended June 30, 2009, an increase of $13,933,073 or 32.88%. This increase was primarily attributable to increased sales volume.

Gross margin was 19.96% for the year ended June 30, 2010 and 15.91% for the fiscal year ended June 30, 2009. The increase in gross margin was due to decreased cost of commercial hogs for the fiscal year ended June 30, 2010, which generated higher unit margins for the period ended June 30, 2010.

               Our herds are subject to ordinary risks of mortality. If a hog dies before we have sold the hogs to the butchers, we incur a loss on disposal of inventory equal to the cost of the hog. Such incidences of commercial hogs mortality caused us a loss of inventory of $245,514 during the fiscal year ended June 30, 2010, recorded as “losses on disposal of inventory”. During the fiscal year ended June 30, 2009, our mortality losses were $762,185. This loss of inventory will vary from year to year, depending on factors such as weather, disease, and other seasonal factors. We recorded the mortality losses of Commercial Hogs under Losses on disposal of inventory. The losses on “disposal of inventory” for the fiscal year ended June 30, 2010 decreased by an aggregate of $516,671.

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

Bad Debt for Advances to Suppliers

      Provision for bad debt expense was $524,179 for the fiscal year ended June 30, 2010, as compared to $1,003,691 for the fiscal year ended June 30, 2009, a decrease of $479,512. In order to acquire significant amounts of hogs from Wang Da, the advances to Wang Da increased. To account for the higher risk of default, we increased our allowance rate from 0.5% to 5% beginning in April 2009 after consultation with our auditor.  There are two reasons for our decision to increase this rate: (i) the Company’s advances to Wang Da has been increasing since 2009, and (ii) losses from the potential risks that Wang Da farmers might fail to deliver qualified commercial hogs will also likely increase as the advance increases.  Therefore, we decided to adopt a more conservative approach by increasing the allowance rate from 0.5% to 5%.

      Therefore, the allowance expenses accrued increased significantly from the fiscal year ended June 30, 2010 to 2009.

General and Administrative Expenses

      General and administrative expenses which consist of salaries, entertainment expenses, consulting fees, professional expenses and other expenses were $4,952,867 for the fiscal year ended June 30, 2010, as compared to $619,490 for the fiscal year ended June 30, 2009.  General and administrative expenses increased by approximately $4,333,377, or approximately 699% from the fiscal year ended June 30, 2009, principally due to the payment of consulting fees of approximately $4.02 million. Details of the terms are disclosed under Notes to Consolidated Financial Statements Note 12 (d) Common Stock section. On February 2, 2010, the Company issued 5,000 shares of Common Stock, having a market value of $4.6 per share at the time of issuance, to its consultants. On May 3, 2010, the Company issued 200,000 shares of Common Stock, having a market value of $6 per share at the time of issuance to its consultants. The Company engaged Mr. Frank Hau and Mr. Liangchun Cong to assist the Company in raising money in China, Taiwan and other overseas countries. The Company agreed to issue 100,000 shares of its common stock to each of the consultants for the services rendered in a three year period commencing from April 16, 2010.  The Company believes they can be beneficial in assisting the Company in raising money. On June 9, 2010, the Company issued 601,870 shares of Common Stock, having a market value of $6.5 per share at the time of issuance, to Primary Capital LLC and one individual, Mr. Ming Liu, with respect to their services on the closing of a proposed financing, and in settlement of a later dispute. Accordingly, the Company reported approximately $4 million of general and administrative expenses resulting from these three transactions. Our corporate expenses also increased by approximately $0.3 million primarily due to higher professional fees incurred in the fiscal year ended June 30, 2010, as compared to the fiscal year ended June 30, 2009.

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

Other Income (Expense)

During the fiscal year ended June 30, 2010, other expense which consists of change in fair value of warrants,  penalties and other expenditures amounted to $2,076,146 as compared to $5,235 for the fiscal year ended June 30, 2009, a decrease of 39,559%.

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

The Company pays the advance to Wang Da and offset the advance every ten days.  Such advances to Wang Da are offset by the market value of the commercial hogs when the hogs are purchased from the farmers. The fodder cost consists of 71% of the Company’s cost of goods sold. The fodder cost to purchase price offset occurs when the mature hogs are purchased from the farmers. A mature hog weighing 100 kg consumes 288 kg of feed on average with a feed cost of $95.   Based on each hog feed cost of $95 and daily repurchase of hogs, the offset to the prepaid advance would be the sum of $95 multiplied by the hogs daily repurchased. The Company settles the advances with Wang Da every 10 days to ensure control of credit risk extended to Wang Da is in place. Wang Da repurchases the commercial hogs from the farmers on behalf of the Company at local market value in Heilongjiang. The inventory cost assigned is the same as the local market value at which Wang Da purchased the hogs.

Our customers, including Beijing 5th Meat Market and Dahongmen, generally pay our invoices within a relatively short period of time, i.e. 5 to 7 working days. Such monies generate working capital to finance our operations, including the advances to Wang Da.

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

j.	Convertible Debta

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

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Commencing in January, 2008, per China Regulation, the Company should recognize the welfare expenses when incurred instead of accrued. The total expense for the above plan amounted to $5,479 and $13,023 for the fiscal years ended June 30, 2010 and 2009, respectively. Unlike the pension or other post-employment retirement plan in the U.S, the employee welfare benefit plans applicable to our Chinese subsidiaries are the plans mandated by the Chinese government for the Company to reserve and accrue certain amounts solely for employee benefits. Our Chinese subsidiaries have established employee welfare plans in accordance with Chinese law and regulations, and the Company records and accounts for the employee welfare fees under the Chinese law and regulations. According to such laws and regulations, before January 1, 2008, the Company accrued employee welfare and made annual pre-tax contributions of 14% of all employees’ salaries as required by law. Since the requirement was mandated by the government, the Company was required to accrue employee welfare as liability.  Pursuant to the new Chinese regulations,  commencing in January 2008, the Company  has been recognizing welfare expenses as incurred under US GAAP.

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

While preparing the Company’s financials statements for the quarter ended December 31, 2010, Company management and the Board determined that the Company failed to properly record in the above mentioned financial statements (a) the adjusted exercise price and the fair value of certain warrants issued in connection with a private placement conducted by the Company in June 2010 (“June 2010 Private Placement”); and (b) the outstanding number and adjusted conversion price of Series B Convertible Preferred Stock issued in the June 2010 Private Placement.

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

SEN YU INTERNATIONAL HOLDINGS INC (F/K/ACHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended June 30,
	2010 (re stated)	2009
Cash Flows From Operating Activities:
Net Income	$4,117,944	$4,083,386
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	501,628	869,651
Bad debt adjustment	524,179	1,003,691
Welfare fee adjustment	-	10,131
Compensation with stock	-	5,964
Consulting fees adjusted from deferred	106,333	-
Issue common stock to pay consulting fee	3,912,155	-
Amortization of financing costs	80,500	-
Loss on disposal of fixed assets	109,098	606,179
Loss on disposal of inventories	245,514	762,185
Provision for losses on inventories	1,236	-
Change in fair value of warrants	1,998,740	-
Changes in operating assets and liabilities:
Accounts receivable	634,550	(631,587)
Inventories	(255,393)	(718,236)
Advances to suppliers	(10,477,518)	(5,274,540)
Prepayments and other current assets	(109,214)	14,656
Accounts payable and accrued expenses	(59,738)	280,929
Customer deposit	4,270	4,270
Deferred interest income	48,005	(24,042)
Other current liabilities	(62,884)	(28,306)
Net Cash Provided by Operating Activities	1,319,405	964,331

Cash Flows From Investing Activities:
Payment for purchase of equipment	(51,538)	(5,706)
Payment for construction in progress	(14,801)	(12,333)
Proceeds from sale of property and equipment	27,802	72,739
Net Cash (Used in) Provided by Investing Activities	(38,537)	54,700

Cash Flows From Financing Activities:
Proceeds from loans payable	-	495,118
Repayment of loans payable	-	(1,501,803)
Proceeds from Convertible Notes	2,165,000	-
Proceeds from discount on loans payable	(48,005)	-
Proceeds from issuance of stock, net	2,190,145	-
Payments for loans to stockholders/officers	(8,961)	(174,748)
Proceeds the repayment of loans by stockholders/officers	152,230	95,452
Net Cash Provided by (Used in) Financing Activities	4,450,409	(1,085,981)

Net Increase (Decrease) in Cash and Equivalents	5,731,277	(66,950)
Effect of Exchange Rate Changes on Cash	11,711	9,534
Cash and Equivalents at Beginning of Period	82,854	140,270
Cash and Equivalents at End of Period	$5,825,842	$82,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$32,817
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$70,405	$12,411
Construction in progress transferred out to be fixed assets	$-	$128,642
Majority stockholder waive his right to the Company's debt	$11,169,236	$-
Issued shares for consulting service	$5,135,155	$-
Derivative liabilities-warrants from issuance of stock	$11,654,932	$-

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

Heilongjiang Sen Yu has a cooperation agreement with Wang Da, a professional feeding materials provider and a collector for good quality commercial hogs, on October 11, 2007. Pursuant to the terms of the agreement, Heilongjiang Sen Yu agreed to loan money to Wang Da to support Wang Da’s farmers’ use of good quality feedstuffs to raise their commercial hogs, and then sell those hogs to Heilongjiang Sen Yu once they mature. Wang Da can offset the loan amount from Heilongjiang Sen Yu once it delivers the farmers’ commercial hogs to Heilongjiang Sen Yu. In order to extend the Company’s farmer-based production model and acquire significant amounts of hogs in the near future from Wang Da, Heilongjiang Sen Yu loaned an aggregate amount of RMB 220,030,935 (equivalent to$32,446,049) to Wang Da as of June 30, 2010. Heilongjiang Sen Yu adopted a bad debt allowance at 5% of the principal amount advanced  to Wang Da for the year ended June 30, 2010 and 2009. Accordingly, the bad debt allowances were RMB11,001,547 (equivalent to $1,622,302) and RMB7, 422,782 (equivalent to $1,086,681) as of June 30, 2010 and 2009, respectively. Including the amount of advances to suppliers by the joint venture, Sino-Canadian Sen Yu, the Company had a total net amount advances to suppliers as of June 30, 2010 and 2009 as follows:

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

The components of the advances are shown in the following table as of June 30, 2010:

Advance to Wang Da: US $30.8 mm
Advnaces to Wang Da in US$
Fodder provided to Farmers	$27,041,756
Feed	5,613,801
Fodder used on Sen Yu Farms	(209,508)
Subtotal:	32,446,049
Less: Bad Debt Allowance	1,622,302
Total	$30,823,747

Months	Unit Price	Piglets	Advances to Wang Da in US$
Dec, 2009 and prior	95	147,631	$14,029,294
Jan-10	95	51,500	4,899,055
Feb-10	95	9,150	870,415
Mar-10	95	11,650	1,108,233
Apr-10	95	21,890	2,082,337
May-10	95	21,300	2,026,211
Jun-10	95	21,300	2,026,211
Total		284,421	$27,041,756

Fodder provided to Farmers: $27,041,756
Fodder provided to farmers is determined by an estimation of fodder consumed from January to June of 2010. The Company and Wang Da inspect the farmers periodically to monitor the birth rate of piglets and hogs ready to be sold to market in order to determine the feed consumption. The fodder estimation is calculated on a 6 month basis.

Feed: $5,613,801
“Feed” is one of the components of the Advance to Wang Da, defined as the corn, which is used to mix fodder.  The corn costs constitute approximate 45% of costs of total mixed fodder.  In order to stabilize the mixed fodder costs of Wang Da, the Company generally advances a “corn fund” to Wang Da between October and December each year.  Based on the negotiation with Wang Da, the “corn fund” is calculated as 30% of the total annual projection of the fodder costs for the next fiscal year.  The Company will offset this amount in the coming fiscal year when the Company provides fodder advances to Wang Da.  A mature hog weighing 100 kg consumes 288 kg of feed with a feed cost of $95. The life cycle is 155 days from birth to be considered mature.

Fodder used on Sen Yu Farms: $209,508
The fodder used on Sen Yu farms is the fodder supply for the breeding hogs produced on the Company’s farms. Wang Da provides the Company with short term credit for the fodder used on the Company’s farm.

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

11.       COMMITMENTS

The Company enters into certain commercial hog sales contracts with its major customers to decrease its market risk in the ordinary course of business. These commercial hog sales contracts are normal sales contracts that do not result in the sale or purchase of a derivative financial instrument. The Company utilizes these contracts to establish adequate sales to minimize the risk of market fluctuations. The Company continually monitors its overall market position and fair value. The contracts information listed as follows:

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

In addition, the Company issued to Primary Capital LLC (“Primary”) and one individual, Mr. Ming Liu, 361,870 and 240,000 shares of restricted common stock (collectively, the “Shares”) of the Company on June 9, 2010, respectively. The Shares were issued in connection with a settlement and termination agreement (the “Settlement Agreement”) entered into by the Company and Primary dated June 4, 2011. The Settlement Agreement provides for (i) termination of certain advisory agreements between the Company and Primary including the Agreement for Financing and Additional Services entered into by the same parties on or about May 18, 2009 (the “2009 Agreement”) and (ii) issuance of the Shares and payments in an aggregate of $160,000 plus 1% of the gross proceeds of certain future financing by the Company in order to settle a dispute between the Company and Primary related to certain payment obligations of the Company pursuant to the 2009 Agreement. The 2009 Agreement serves to amend and restate an engagement agreement dated May 28, 2008 (the “2008 Agreement”) that had been entered into by the Company and Primary in connection with the reverse merger between the Company and Advanced Swine (as described in Note 1).

 The Company agreed to issue a number of shares of common stock equal to 3% of the outstanding shares of the Company to Primary Capital LLC upon the closing of the reverse merger transaction, which occurred on August 13, 2009. In addition, the Company agreed to issue another 3% to Primary Capital LLC at the closing of the Company’s proposed financing, which occurred on June 10, 2010 upon the issuance of the Shares, as described above.

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

e.	Shares Base Compensation and Unearned Compensation

On January 29, 2010, the board of directors of the Company authorized, and on February 2, 2010 the Company issued, 5,000 shares of Common Stock to its consultant for services rendered for the term from January 29, 2010 to June 30, 2010. The Company debited unearned compensation on the grant date, January 29, 2010, and will recognize total compensation expenses over the period ended June 30, 2010. Moreover, on May 3, 2010, the board of directors of the Company authorized, the Company issued 100,000 shares of Common Stock to Mr. Cong and Mr. Hau for services rendered for the term from April 16, 2010 to April 15, 2013, respectively. The Company debited unearned compensation of $1.2 million on the grant date, April 16, 2010, and will recognize total compensation expenses over the period of services rendered from April 16, 2010 to April 15, 2013. Unearned compensation represents the cost of services yet to be performed, and the Company reports unearned compensation in stockholders’ equity in the balance sheets, as a contra-equity account.

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

The Company initially omitted the effect of the issuance of the Series A to E Warrants and convertible notes, and adopted incorrect number of shares of the convertible preferred stock to calculate diluted earnings per share, as s result the Company adjusted the calculation of diluted earnings per share by amending the Form 10-K for the fiscal year ended June, 30, 2010 on December 2, 2010.

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

The Company has restated the consolidated financial statements for the twelve months ended June 30, 2010, which financial statements were originally issued on September 28, 2010 and were initially restated by the Company on December 2, 2010, February 18, 2011, and May 20, 2011, because the Company identified certain errors in its previously issued financial statements including the following items:

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

The impact of this restatement on the financial statements as originally reported on September 28, 2010 and initially restated by the Company on December 2, 2010, is:

Statement of Income Data:

	For the Fiscal Years Ended June 30,
	As Reported	As Originally Reported	As Initially Restated	As Second Restated
	2009	2010	2010	2010

Revenues	$50,392,533	$70,351,959	$70,351,959	$70,351,959
Cost of Goods Sold	42,373,999	56,307,072	56,307,072	56,307,072
Gross Profit	8,018,534	14,044,887	14,044,887	14,044,887

Operating Expenses
Selling expenses	1,700,553	2,264,653	2,264,653	2,264,653
General and administrative expenses	619,490	4,952,867	4,952,867	4,952,867
Losses on disposal of fixed assets	606,179	109,098	109,098	109,098
Bad debt for advances to suppliers	1,003,691	524,179	524,179	524,179
Total Operating Expenses	3,929,913	7,850,797	7,850,797	7,850,797

Income From Operations	4,088,621	6,194,090	6,194,090	6,194,090

Other Income (Expense)
Interest expense, net	(25,128)	(70,953)	(70,953)	(70,953)
Other (expense) income, net	19,893	(6,453)	(6,453)	(6,453)
Change in fair value of warrants	-	-	-	(1,998,740)
Total Other Expense	(5,235)	(77,406)	(77,406)	(2,076,146)

Income from Continuing Operations Before Income Taxes	4,083,386	6,116,684	6,116,684	4,117,944
Income Tax Provision	-	-	-	-

Net Income Before Noncontrolling Interest	4,083,386	6,116,684	6,116,684	4,117,944

Less: Net loss attributable to the noncontrolling interest	(430,400)	(145,630)	(145,630)	(145,630)

Net Income Attributable to Sen Yu International Holdings, Inc	4,513,786	6,262,314	6,262,314	4,263,574

Earnings Per Share:
- Basic	$108.97	$0.48	$0.48	$0.33
- Diluted	$0.23	$0.46	$0.43	$0.29

Weighted Common Shares Outstanding *
- Basic	41,423	12,976,230	12,976,230	12,976,230
- Diluted	$19,400,004	$13,702,539	$14,869,618	$15,225,131

Balance Sheet Data:

	As of June 30
	As Originally Reported	As Initially Restated	As Second Restated
	2010	2010	2010
Assets
Current Assets:
Cash and equivalents	$5,825,842	$5,825,842	$5,825,842
Accounts receivable	-	-	-
Inventories, net	943,642	943,642	943,642
Advances to suppliers, net	30,830,691	30,830,691	30,830,691
Prepayments and other current assets	176,777	176,777	176,777
Total Current Assets	37,776,952	37,776,952	37,776,952

Property, Plant, Equipment and Breeding Stock, net	1,983,760	1,983,760	1,983,760
Construction in Progress	14,801	14,801	14,801
Total Long-Term Assets	1,998,561	1,998,561	1,998,561

Total Assets	39,775,513	39,775,513	39,775,513

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	390,644	390,644	390,644
Customer deposits	-	-	-
Loans payable, net	1,066,924	1,066,924	1,066,924
Convertible note, net	2,165,000	2,165,000	2,165,000
Loans from stockholders/officers, net	5,460	5,460	5,460
Deferred interest income	39,036	39,036	39,036
Other current liabilities	1,721	1,721	1,721
Derivative liabilities-warrants	4,154,400	4,154,400	13,654,111
Total Current Liabilities	7,823,185	7,823,185	17,322,896
Total Liabilities	7,823,185	7,823,185	17,322,896

Stockholders' Equity:
Series B Convertible Preferred Stock ,$0.001 par value, 10,000,000 shares authorized, 1,152,380 and zero shares issued and outstanding, respectively	1,152	1,152	1,152
Common stock, $0.001 par value, 300,000,000 shares authorized, 20,892,982 and 41,423 issued and outstanding, respectively *	20,893	20,893	20,893
Additional paid-in capital *	18,361,344	18,361,344	10,860,373
Reserve funds	3,570,029	3,570,029	3,570,029
Retained earnings	9,862,751	9,862,751	7,864,011
Accumulated other comprehensive income	967,009	967,009	967,009
Unearned compensation	(1,116,667)	(1,116,667)	(1,116,667)
Total Sen Yu International Holdings, Inc. Stockholders' Equity	31,666,511	31,666,511	22,166,800
Noncontrolling Interest	285,817	285,817	285,817
Total Equity	31,952,328	31,952,328	22,452,617
Total Liabilities and Equity	39,775,513	39,775,513	39,775,513

The table below summarizes the effects of the changes made to the Company’s financial statements:

    Statement of Income Data:

Twelve Months Ended June 30, 2010

Net income, as previously reported	$6,262,314

Adjustments:
Change in warrant liabilities	(1,998,740)

Net income, as restated	$4,263,574

Balance Sheet Data:

Twelve Months Ended June 30, 2010

Total liabilities, as previously reported	7,823,185
Adjustments:
Warrant liabilities, as previously reported	4,154,400
Warrant liabilities, restated	13,654,111
Total liabilities adjustment	9,499,711

Total liabilities, as restated	17,322,896

Shareholders’ equity, as previously reported	31,666,511
Adjustments:
Additional paid-in capital adjustment, restated	7,500,971
Net income adjustment, restated	1,998,740
Net Shareholders equity adjustment	9,499,711

Shareholders’ equity, as restated	$22,166,800

 “While preparing the Company’s financial statements for the quarter ended December 31, 2010, Company management and the Board determined that the Company failed to properly record in the above mentioned financial statements (a) the adjusted exercise price and the fair value of certain warrants issued in connection with a private placement conducted by the Company in June 2010 (“June 2010 Private Placement”); and (b) the outstanding number and adjusted conversion price of Series B Convertible Preferred Stock issued in the June 2010 Private Placement.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

In the Company’s original filing of the Form 10-K, management concluded that the Company maintained effective internal controls and procedures as of June 30, 2010. However, in connection with this Amendment No. 2 to Form 10-K, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010 and has subsequently determined that a material weakness, as more fully described in “Management’s Report on Internal Control over Financial Reporting” below, existed as of December 31, 2010.  As a result of such material weakness, management has revised its previous assessment to conclude that our disclosure controls and procedures were not effective as of June 30, 2010.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 19, 2011.

Sen Yu International Holdings, Inc.

By:	/s/ Zhenyu Shang
Name: Zhenyu Shang
Tile: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenyu Shang	Chief Executive Officer, Chairman of the Board	July 19, 2011
Zhenyu Shang	(Principal Executive Officer)

/s/ Paul Li	Chief Financial Officer	July 19, 2011
Paul Li	(Principal Financial and Accounting Officer)

/s/ Ligang Shang	Director	July 19, 2011
Ligang Shang

INDEX TO EXHIBITS
Item 16. Exhibits

Exhibit No.	Description
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

10.7	Form of Series A Warrants - incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2010.
10.8	Form of Series B Warrants - incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on June 14, 2010.
10.9	Form of Series C Warrants - incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on June 14, 2010.
10.10	Form of Series D Warrants - incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on June 14, 2010.
10.11	Form of Series E Warrants - incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed on June 14, 2010.
10.12	English Translation of Breeding Swine Sales Agreement between the Company and Harbin Golden Lotus Trade Co, Ltd.
10.13	English Translation of Supplemental Agreement between the Company and Harbin Golden Lotus Trade Co, Ltd.
10.14	English Translation of Supplemental Agreement to the Cooperation Agreement between Heilongjiang Sen Yu Animal Husbandry Co., Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
10.15	English Translation of Sales Agreement with Beijing Er Shang Dahongmen Food and Meat Processing Inc.
10.16	English Translation of Cooperation Memorandum among the Company, Harbin Golden Lotus Trade Co, Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
10.17	English Translation of Supplemental Agreement to the Cooperation Memorandum among the Company, Harbin Golden Lotus Trade Co, Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
10.18*	Employment Agreement between the Company and Paul Li, dated September 15, 2010
10.19*	Employment Agreement between the Company and Ligang Shang, dated September 2, 2010
21.1	List of subsidiaries of the company - incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K filed on September 28, 2010.
23.1*	Consent of MS Group CPA LLC.
31.1*	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* Filed herewith