Form 10-Q/A
period 2010-09-30
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2011-07-19
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 3

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

SEN YU INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q/A

EXPLANATORY NOTE

Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc), or the Company, is filing this Amendment No. 2 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, or the Form 10-Q, which was originally filed with the Securities and Exchange Commission, or SEC, on November 15, 2010 and amended on December 2, 2010 and May 20, 2011

Amendment No. 1 includes the following revisions:

•	Revised disclosure with regard to the number of weighted shares of common stock outstanding on a fully diluted basis;

•	Revised its effect on the diluted earnings per share in the Company’s Consolidated Statements of Operation in Part I; and

•	Revised the weighted average effect of the dilutive securities in Note 14 to the Financial Statements

Amendment No. 2 includes the following revisions:

•
Revised disclosure with regard to “derivative liabilities-warrants” and other related changes in the Company’s Consolidated Balance Sheets in Part I, the change in fair value of warrants, net income before noncontrolling interest and foreign currency translation income in the Company’s Consolidated Statements of Comprehensive Income in Part I;

•	Revised net income and changes in fair value of warrants in the Company’s Consolidated Statements of Cash Flows in Part I;

•
Revised adjusted exercise prices of Series A and B Warrants, the summary status of Warrants Outstanding as of September 30, 2010, the fair value of those warrants as of September 30, 2010 in Item C of Note 13 to the Financial Statements;

•	Revised the net income for basic and diluted calculation, the weighted average effect of the dilutive securities in Note 14 to the Financial Statements; and

•
Revised the change in fair value of warrants and other related changes in the Results of Operations for three months ended September 30, 2010 in the Management’s Discussion and Analysis or Plan of Operation section (“MD&A”), total other expenses or losses and certain numbers in Other Income (Expense or Losses) section of MD&A, the accumulated other comprehensive income in Net Income and Comprehensive Income section of MD&A, numbers related to working capital in the Liquidity and Capital Resources section of MD&A, and the net income in Net Cash (Used in) Provided by Operating Activities section of MD&A.

Amendment No. 3 includes the following revisions:

•	Revised Consolidated Statements of Cash Flows to include “Net Income for the consolidated group as a whole before deducting the non-controlling interest portion”;

•	Revised “Disclosure controls and procedures” to include management’s conclusion that our internal controls and procedures were not effective as of September 30, 2010

•	Revised Note 12 relating to commercial hog sales contracts;

•	Revised disclosure in Note 13 Stockholders’ Equity 13(d)-Common Stock and 13(g) relating to Stock Base Compensation and Unearned Compensation;

•	Revised Note 14-Basic and Diluted Earnings Per Share to include Series A to E warrants and Convertible Notes;

•	Revised Note 18-Restatement, Statement of Income Data to include financial data three months ended September 30, 2009 for comparative purpose;

•	Revised disclosure to the MD&A-Bad Debt for Advance to Suppliers relating to adoption of bad debt allowance; and

•	Revised disclosure to the MD&A-Cost of Sales and Gross Profit relating to losses on disposal of inventories.

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

PART I – FINANCIAL INFORMATION

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
(restated)

	September 30, 2010	June 30, 2010
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and equivalents	$4,990,379	$5,825,842
Accounts receivable	627,419	-
Inventories, net	1,174,827	943,642
Advance to suppliers, net	35,208,988	30,830,691
Prepayments and other current assets	168,320	176,777
Total Current Assets	42,169,933	37,776,952

Property, Plant, Equipment and Breeding Stock, net	1,914,507	1,983,760
Construction in Progress	21,657	14,801
Total Long-Term Assets	1,936,164	1,998,561
Total Assets	44,106,097	39,775,513

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	320,613	390,644
Loans payable, net	1,106,753	1,066,924
Convertible note, net	2,165,000	2,165,000
Loans from shareholders/officers, net	8,538	5,460
Deferred interest income	14,129	39,036
Other current liabilities	16,694	1,721
Derivative liabilities-warrants	11,309,271	13,654,111
Total Current Liabilities	14,940,998	17,322,896
Total Liabilities	14,940,998	17,322,896
Shareholders’ Equity:

Series B Convertible Preferred Stock ,$0.001 par value,10,000,000 shares authorized,1,152,380 shares issued and outstanding, respectively	1,152	1,152

Common stock, $0.001 par value, 300,000,000 shares authorized, 20,892,982 issued and outstanding, respectively *	20,893	20,893
Additional paid-in capital *	10,860,373	10,860,373
Reserve funds	4,197,440	3,570,029
Retained earnings	13,279,137	7,864,011
Accumulated other comprehensive income	1,534,898	967,009
Unearned compensation	(1,016,667)	(1,116,667)
Total Sen Yu International Holdings, Inc. Shareholders’ Equity	28,877,226	22,166,800
Noncontrolling Interest	287,873	285,817
Total Equity	29,165,099	22,452,617
Total Liabilities and Equity	$44,106,097	$39,775,513
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

SEN YU INTERNATIONAL HOLDINGS, INC (F/K/A CHINA SWINE GENETICS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ETHNDED SEPTEMBER 30, 2010
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended September 30,
	2010 (restated)	2009
	Unaudited	Unaudited
Cash Flows From Operating Activities:
Net Income	$6,044,593	$3,456,661
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	122,476	131,668
Bad debt adjustment	202,963	178,830
Consulting fees adjusted from deferred	100,000	-
Amortization of financing costs	48,300	-
Loss on disposal of fixed assets	48,479	107,753
Loss on disposal of inventories	6,277	239,179
Provision for losses on inventories	(1,245)	-
Change in fair value of warrants	（2,344,841)	-
Changes in operating assets and liabilities:
Accounts receivable	(627,419)	634,550
Inventories	(243,331)	(29,720)
Advanced to suppliers	(4,112,156)	(3,817,792)
Prepayments and other current assets	(37,602)	52,826
Accounts payable and accrued expenses	(67,651)	(83,410)
Customer deposit	-	24,580
Deferred interest income	(25,095)	(14,538)
Other current liabilities	14,751	(22,625)
Net Cash (Used in) Provided by Operating Activities	(871,501)	857,962

Cash Flows From Investing Activities:
Payment for purchase of equipment	(59,200)	(34,571)
Payment for construction in progress	(34,929)	-
Proceeds from sale of property and equipment	26,740	23,760
Net Cash Used in Investing Activities	(67,389)	(10,811)

Cash Flows From Financing Activities:
Proceeds from discount on loans payable	25,095	14,538
Payments for loans to shareholders/officers	(16,717)	(4,585)
Proceeds the repayment of loans by shareholders/officers	19,795	147,701
Net Cash Provided by Financing Activities	28,173	157,654
Net (Decrease)Increase in Cash and Equivalents	(910,717)	1,004,805
Effect of Exchange Rate Changes on Cash	75,254	2,811
Cash and Equivalents at Beginning of Period	5,825,842	82,854
Cash and Equivalents at End of Period	$4,990,379	$1,090,470
Cash Flows From Financing Activities:
Interest paid	$153,033	$-
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$22,755	$4,801
Construction in progress transferred out to be fixed assets	$28,745	$-
Majority shareholder waive his right to the Company’s debt	$-	$11,169,236
Offset debt by fixed assets	$6,648	$-

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

Heilongjiang Sen Yu entered into a cooperation agreement with Wang Da, a professional fodder provider and a collector for good quality commercial hogs, on October 11, 2007. Pursuant to that agreement, Heilongjiang Sen Yu agreed to loan money to Wang Da to support Wang Da’s farmers’ use of good quality feedstuffs to raise their commercial hogs, and then Wang Da collects the hogs and sells them to Heilongjiang Sen Yu once they mature. Wang Da can offset the loan amount payable to Heilongjiang Sen Yu once it delivers the matured commercial hogs to Heilongjiang Sen Yu. In order to extend the Company’s farmer-based production model and retrieve significant amounts of hogs in the near future from Wang Da, Heilongjiang Sen Yu loaned an aggregate amount of RMB 247,507,927 (equivalent to approximately $36,990,287) to Wang Da as of September 30, 2010. Heilongjiang Sen Yu adopted a bad debt allowance at 5% of the principal amount advanced to Wang Da for the three months ended September 30, 2010 and 2009. Accordingly, the bad debt allowances were RMB12,375,396 (equivalent to approximately $1,849,514) and RMB 11,001,547 (equivalent to approximately $1,622,302) as of September 30, 2010 and June 30, 2010, respectively. Including the amount of advances to suppliers by Sino-Canadian Sen Yu, the Company had a total net amount advanced to suppliers as of September 30, 2010 and June 30, 2010 as follows:

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

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into common stock issued by the Company.  Because basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, the Series A Warrants and Series B Warrants are exercisable at $1.80 and $2.46 per share for the three months ended September 30, 2010, respectively.

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

The Company debited unearned compensation of $1.2 million on the grant dates, April 16, 2010, and will recognize total compensation expenses over the period of services rendered from April 16, 2010 to April 15, 2013. Unearned compensation represents the cost of services yet to be performed, and the Company reports unearned compensation in shareholders’ equity in the balance sheets, as a contra-equity account.

14.	Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended September 30
	2010	2009
	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	6,042,537	3,560,475
Denominator:
Weighted average common shares	20,892,982	72,598
Net income per share — basic	0.29	49.04

Diluted:
Numerator:
Net income for basic calculation	6,042,537	3,560,475
Effect of dilutive securities issued	76,516	-
Net income for diluted calculation	6,119,053	3,560,475
Denominator:
Denominator for basic calculation	20,892,982	72,598
Weighted average effect of dilutive securities; Series B convertible preferred stock and warrants,and series A convertible preferred stock	5,207,180	19,958,583
Denominator for diluted calculation	26,100,162	20,031,181
Net income per share — diluted	0.23	0.18

Since the Company originally omitted the effect of the issuance of the Series A to E Warrants and convertible notes, and adopted an incorrect number of shares of the convertible preferred stock in the calculation of diluted earnings per share, the Company adjusted the calculation of diluted earnings per share and amended the Form 10-Q for the fiscal quarter ended September 30, 2010 on December 2, 2010.

Since the basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, the conversion price of the Series B Convertible Stock was $1.26 and the exercise prices of the Series A Warrants and Series B Warrants became $1.80 and $2.46, respectively, in the second amendment to Form 10-Q filed on May 20, 2011. The conversion price of Series B Convertible Stock, and the exercise prices of the Series A Warrants and Series B Warrants were initially recorded as $2.10, $2.62, and $3.58, respectively, in the first amendment to Form 10-Q filed on December 2, 2010.

The schedule of the computations before adjustment and after adjustment consisted of the following:

	Originally filed 10-Q on October 15, 2010	First amended 10-Q/A on December 2, 2010	Second amended 10Q/A on May 20, 2011
Common Stock	20,892.982	20,892,982	20,892.982
Convertible Preferred Stock	13,204,365	1,320,435	1,920,633
Convertible Note	-	2.061,905	2,061,905
Warrants	2,237,833	826,172	1,224,642
Total	36,335,180	25,101,494	26,100,162

15.	Concentration of Business

a.	Financial Risks

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

The Company has restated the consolidated financial statements for the three months ended September 30, 2010, which financial statements were originally issued on November 15, 2010 and were initially restated by the Company on December 2, 2010 and May 20, 2011, because the Company identified certain errors in its previously issued financial statements including the following items:

●
●     Change in fair value of warrants – gain of $2,344,841 shall be recorded as other income for the three month period ended September 30, 2010 as compared to a loss of $13,210 and $715,624 as originally recorded in the Form 10-Q and initially restated as other expenses in the first amendment to Form 10-Q, respectively;

●
DeriDerivative liability - warrants as of September 30, 2010 shall increase to $11,309,271 as compared to previous derivative liability - warrants of $4,167,610 and $4,870,024 as originally recorded in the Form 10-Q and initially restated in the first amendment to Form 10-Q, respectively;

●
Net Income for the three month period ended September 30, 2010 shall increase to $6,042,537 from $3,684,487 and $2,982,073 as originally recorded in the Form 10-Q and initially restated in the first amendment to Form 10-Q, respectively; and

●
BasiBasic earnings per share for three month period ended September 30, 2010 shall increase to $0.29 from $0.18 and $0.14 as originally recorded in the Form 10-Q and initially restated in the first amendment to Form 10-Q, respectively, and diluted earnings per share for the same period shall increase to $0.23 from $0.10 and $0.12 as originally recorded in the Form 10-Q and initially restated in the first amendment to Form 10-Q, respectively.

The impact of this restatement on the financial statements as originally reported on November 15, 2010 and initially restated by the Company on December 2, 2010, are:

Statement of Income Data:

For Three Months Ended September 30
	As Reported	As Originally Reported	As Initially Restated	As Second Restated
	2009 Unaudited	2010 Unaudited	2010 Unaudited	2010 Unaudited
Revenues	$21,895,508	$23,562,468	$23,562,468	$23,562,468
Cost of Goods Sold	17,407,041	18,221,146	18,221,146	18,221,146
Gross Profit	4,488,467	5,341,322	5,341,322	5,341,322
Operating Expenses
Selling expenses	671,363	832,828	832,828	832,828
General and administrative expenses	68,172	485,824	485,824	485,825
Losses on disposal of fixed assets	107,753	48,479	48,479	48,479
Bad debt for advanced to suppliers	178,830	202,962	202,962	202,962
Total Operating Expenses	1,026,118	1,570,093	1,570,093	1,570,094
Income From Operations	3,462,349	3,771,229	3,771,229	3,771,228
Other Income (Expense)
Interest (expense) income, net	554	(71,034)	(71,034)	(71,034)
Other expense net	(6,242)	(442)	(442)	(442)
Change in fair value of warrants	-	(13,210)	(715,624)	2,344,841
Total Other Income (Expense)	(5,688)	(84,686)	(787,100)	2,273,365
Income from Continuing Operations Before Income Taxes	3,456,661	3,686,543	2,984,129	6,044,593
Income Tax Provision	-	-	-	-
Net Income Before Noncontrolling Interest	3,456,661	3,686,543	2,984,129	6,044,593
Less: Net (loss) income attributable to the noncontrolling interest	(103,814)	2,056	2,056	2,056
Net Income Attributable to the consolidated company, including the non-controlling interests	$3,560,475	$3,684,487	$2,982,073	$6,042,537
Earnings Per Share:
- Basic	$49.04	$0.18	$0.14	$0.29
- Diluted	$0.18	$0.10	$0.12	$0.23
Weighted Common Shares Outstanding *
- Basic	72,598	20,892,982	20,892,982	20,892,982
- Diluted	20,031,181	36,335,180	25,101,494	26,100,162

*: As restated to show recapitalization and reverse split.

Balance Sheet Data:

	September 30, 2010	September 30, 2010	September 30, 2010
	As Originally Reported	As Initially Restated	As Second Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Assets
Current Assets:
Cash and equivalents	4,990,379	4,990,379	4,990,379
Accounts receivable	627,419	627,419	627,419
Inventories, net	1,174,827	1,174,827	1,174,827
Advance to suppliers, net	35,208,988	35,208,988	35,208,988
Prepayments and other current assets	168,320	168,320	168,320
Total Current Assets	42,169,933	42,169,933	42,169,933

Property, Plant, Equipment and Breeding Stock, net	1,914,507	1,914,507	1,914,507
Construction in Progress	21,657	21,657	21,657
Total Long-Term Assets	1,936,164	1,936,164	1,936,164
Total Assets	44,106,097	44,106,097	44,106,097

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	320,613	320,613	320,613
Loans payable, net	1,106,753	1,106,753	1,106,753
Convertible note, net	2,165,000	2,165,000	2,165,000
Loans from shareholders/officers, net	8,538	8,538	8,538
Deferred interest income	14,129	14,129	14,129
Other current liabilities	16,694	16,694	16,694
Derivative liabilities-warrants	4,167,610	4,870,024	11,309,271
Total Current Liabilities	7,799,337	8,501,751	14,940,998
Total Liabilities	7,799,337	8,501,751	14,940,998
Shareholders’ Equity:
Series B Convertible Preferred Stock ,$0.001 par value,10,000,000 shares authorized,1,152,380 shares issued and outstanding, respectively	1,152	1,152	1,152
Common stock, $0.001 par value, 300,000,000 sharesauthorized, 20,892,982 issued and outstanding,respectively *	20,893	20,893	20,893
Additional paid-in capital *	18,361,344	18,361,344	10,860,373
Reserve funds	4,197,440	4,197,440	4,197,440
Retained earnings	12,919,826	12,217,413	13,279,137
Accumulated other comprehensive income	1,534,898	1,534,898	1,534,898
Unearned compensation	(1,016,667)	(1,016,667)	(1,016,667)
Total Sen Yu International Holdings, Inc. Shareholders’ Equity	36,018,887	35,316,473	28,877,226
Noncontrolling Interest	287,873	287,873	287,873
Total Equity	36,306,760	35,604,346	29,165,099
Total Liabilities and Equity	44,106,097	44,106,097	44,106,097

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

Our herds are subject to ordinary risks of mortality. If a hog dies before we have sold the hogs, we incur a loss on disposal of inventory equal to the cost of the hog. There was no mortality  loss of inventory during the period ended September 30, 2010, recorded as “losses on disposal of inventory”. During the period ended September 30, 2009, our mortality losses were $239,179. This loss of inventory will vary from period to period, depending on factors such as weather, disease, and other seasonal factors. We recorded the mortality losses of Commercial Hogs under Losses on disposal of inventory. The losses on “disposal of inventory” for the period ended September 30, 2010 decreased by an aggregate of $239,179.

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

Bad debt for advanced to suppliers

The provision for bad debt expense was $202,962 for the three months ended September 30, 2010, as compared to $178,830 for the three months ended September 30, 2009, an increase of $24,132 or 13%. In order to acquire significant amounts of hogs from Wang Da, the advances to Wang Da increased. We increased our allowance rate from 0.5% to 5% beginning in April 2009 after consultation with our auditor.  There are two reasons for our decision to increase this rate: (i) the Company’s advances to Wang Da has been increasing since 2009, and (ii) losses from the potential risks that Wang Da Farmers might fail to deliver qualified commercial hogs are also likely to increase as the advance increases.  Therefore we decided to adopt a more conservative approach by increasing the allowance rate from 0.5% to 5%.

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

In the Company’s original filing of the Form 10-Q, management concluded that the Company maintained effective internal control and procedures as of September 30, 2010. However, in connection with this Amendment No. 2 to Form 10-Q, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010 and has subsequently determined that a significant deficiency existed as of September 30, 2010 related to the valuation of derivative liability associated with warrants issued in connection with a private placement conducted by the Company in June 2010, and subsequent revaluation of such warrants as more fully described below.  As a result of such material weakness, management has revised its previous assessment to conclude that our disclosure controls and procedures were not effective as of September 30, 2010.

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

As a result of such material weakness, management, after consultation with its independent public accountants, amended its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 on December 2, 2010. On February 10, 2010, our management, upon recommendation by our independent public accountants, concluded that our amended financial statements for the fiscal year ended June 30, 2010 and the quarter ended September 30, 2010 should no longer be relied upon. By filings this Amendment No. 2 to Form 10-Q, we are amending the financials for the quarter ended September 30, 2010.

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

Sen Yu International, Inc.

July 19, 2011	By:	/s/ Zhenyu Shang
Zhenyu Shang Chief Executive Officer (Principal Executive Officer)

July 19, 2011	By:	/s/ Paul Li
Paul Li Chief Financial Officer (Principal Accounting Officer)