Form 10-K
period 2011-06-30
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2011-09-28
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
No [X]   Yes [  ]

On September 22, 2011, 25,661,533 shares of the registrant’s common stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2010 was approximately $13,536,193.

Documents Incorporated by Reference
None

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the SEC, and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

PART I

Unless otherwise provided in this Annual Report on Form 10-K, the terms “the company,” “Sen Yu International” “CSWG” “we,” “us,” and “our” refer to Sen Yu International Holdings, Inc. together with our wholly-owned subsidiary Advanced Swine Genetics, Co. Ltd., a Nevada corporation (“Advanced Swine”), our wholly-owned subsidiary, Heilongjiang Sen Yu Animal Husbandry Co., Ltd., a PRC company (“Heilongjiang Sen Yu”) and a 60% owned indirect subsidiary, Sino-Canadian Sen Yu Polar Swine Genetics Company Limited, a PRC joint venture (“Sino-Canadian Sen Yu”).

Item 1.    Description of Business

Overview

We are a holding company whose subsidiaries are in the business of research, development and sale of breeding stock of swine and the sale of their mature offspring in the PRC. Our objective is to establish ourselves as a leading producer and distributor of breeding and commercial hogs in the PRC.

We entered the hog breeding and production business in September 2004. We have developed into one of the largest providers of breeding swine and commercial hogs in Heilongjiang Province. We currently own and operate two breeding farms (with approximately 40% of the products being breeding sows and boars). These farms, in the aggregate, when reaching full production capacity, can produce approximately 11,000 breeding hogs.  We sold 4,808 heads and 4,499 heads for the fiscal year ended June 30, 2011 and 2010, respectively. We conduct genetic, breeding and nutrition research to improve the production capabilities of breeding swine. As a result of our dedication to the use of leading-edge technology, the Livestock Bureau of Heilongjiang Province designated Heilongjiang Sen Yu’s Jiamusi City facility as the Breeding Swine Research Center for Heilongjiang Province.

We believe we have a strategic advantage over our competitors due to the fact we have integrated our operations through the entire pork supply chain.  We leverage our financial resources to control the production of hogs on myriad independent farms while allocating the risks of hog production among several affiliates and their network of farmers.  Specifically, we control each phase of pork production in this manner:

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

 Our business model combines the production resources of our own breeding base with those of Wang Da Farmers (as defined below) in order to maximize the return on capital realized by all parties.  We sell breeding swine under our brand name to Wang Da Farmers through our agent, repurchase the adult commercial hogs that meet our criteria through Wang Da (as defined below), and sell the mature commercial hogs. In this manner, we distribute the preponderance of risk involved in the pork production process, while retaining a large percentage of the profits. We are licensed as a swine breeder, but leverage our business relationships and franchise business model to generate substantial revenues while protecting us from overproduction and missed market opportunities.

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

On August 13, 2009, Apogee Robotics, Inc., the predecessor of Sen Yu International, acquired all of the outstanding capital stock of Advanced Swine. In exchange for the outstanding shares of Advanced Swine, Apogee Robotics, Inc., whose name was later changed to Sen Yu International, issued 4,646.05933 shares of Series A Convertible Preferred Stock to the stockholders of Advanced Swine (the “Share Exchange”).  In November 2009, the Series A shares were converted into 20,044,689 shares of Sen Yu International’s Common Stock, representing approximately 99% of Sen Yu International’s issued and outstanding shares.  On May 5, 2010, the Company filed a Certificate of Elimination to eliminate the previously designated 4,800 shares of Series A Convertible Preferred Stock.

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

●
We contract with Heilongjiang Wang Da Feedstuff Co., Ltd. (“Wang Da”) to provide fodder to Wang Da Farmers.  Wang Da repurchases from various farmers (“Wang Da Farmers”) on our behalf the adult hogs that meet our criteria, then immediately transfer the hogs to us in settlement of the fodder advance.

●	We sell the mature hogs to slaughterhouses and pork distributors in Beijing.

Heilongjiang Sen Yu’s executive office is located at No. 308 Baowei Road, Cultural Palace, 6th Floor, Qianjin District, Jiamusi City, Heilongjiang Province, Northeast China.

Sino-Canadian Sen Yu

In March 2006, in an attempt to expand our breeding swine business, we formed a joint venture with Canadian Polar Genetics, Inc., a Canadian company that focuses on supplying superior quality Canadian breeding swine and artificial insemination equipment, supplies and technology to swine producers.  The joint venture operates under the name “Sino-Canadian Sen Yu Polar Swine Genetics Company Limited” (“Sino-Canadian Sen Yu”).  Sino-Canadian Sen Yu has registered capital in the amount of RMB16.7 million (approximately $2,068,368 as of March 2006).  The joint venture agreement provided that Heilongjiang Sen Yu would contribute RMB10 million in cash (approximately $1,238,543 as of March 2006) and that Polar Genetics Inc. would contribute 628 breeding swine valued at RMB 6.7 million (approximately $829,825 as of March 2006).  In exchange for those contributions, the equity in Sino-Canadian Sen Yu was allocated 60% to Heilongjiang Sen Yu and 40% to Polar Genetics Inc.  The joint venture was approved by the Heilongjiang government on March 30, 2006, and Heilongjiang Sen Yu made its cash contribution of RMB10 million on May 22, 2006.  Polar Genetics Inc. shipped 628 breeding swine to the joint venture in October 2007. The local administration of State Administration of Foreign Exchange or SAFE, however, has not agreed that the registered capital of Sino-Canadian Sen Yu was properly paid.  As a result, we are unable to open a foreign exchange account, which renders the joint venture unable to do business with Polar Genetics.  We are currently exploring methods of resolving the problem.

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

On February 15, 2009, Sino-Canadian Sen Yu entered into a Breeding Swine Sales Agreement with Golden Lotus, as discussed below, to sell the Canadian-line breeding swine to Wang Da Farmers. In March 2008, Sino-Canadian Sen Yu entered into a Fodder Purchase Agreement with Wang Da, also as discussed below.  Those agreements were renewed on July 26, 2010 and February 15, 2011 , respectively. The dual programs of Heilongjiang Sen Yu and Sino-Canadian Sen Yu, aimed at optimization of the Dutch and the Canadian breeding stock, give us multiple opportunities to achieve the highest quality swine available in China.  Specifically, the hogs produced from our breeding swine typically have the following advantages over hogs common to China:

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

February 2010 Note Offering

On February 22, 2010, we issued 10% Secured Convertible Promissory Notes (the “Notes”) in the principal amount of $2,165,000. Pursuant to the related agreement, all of the Notes were automatically converted, for no additional consideration, into an aggregate of 1,096,498 shares of the Company’s common stock, 913,192 shares of Series B Preferred Stock, Series A Warrants to purchase an aggregate of 799,044 shares of common stock, Series B Warrants to purchase an aggregate of 799,044 shares of common stock and Series F Warrants to purchase an aggregate of 877,199 shares of common stock, immediately following the closing of the private placement of $3,044,140 of Common Stock, which together with the private placement of $2.42 million of the Company’s Series B Preferred Stock in June 2010, constituted a “Qualified Financing” for purposes of the agreement executed by the parties in connection with the sale of the Notes.

June 2010 Private Placement

On June 11, 2010, we consummated a private placement (the “June 2010 Private Placement”) with certain accredited investors pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement. We raised gross proceeds of $2,420,000 and issued to the investors an aggregate of (i) 1,152,380 shares of  newly created Series B convertible preferred stock, par value $0.001 per share (“Series B Preferred Stock”), with an initial one-to-one conversion ratio into shares of Common Stock, (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of Common Stock (the “Series A Warrants”), and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of Common Stock (the “Series B Warrants”). Additionally, the Investors were granted an option to purchase up to $3,000,000 of additional Series B Preferred Stock any time on or before December 11, 2010 (the “Option”).  The Option expired on December 11, 2010 without being exercised.

Subject to the terms and restrictions set forth in the Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Certificate of Designation”), the Series B Preferred Stock is convertible into Common Stock (i) at the option of the holders, at any time and from time to time after the original issue date, or (ii) automatically, upon the consummation of any transaction resulting in a change of control of the Company. The Series B Preferred Stock will have no voting rights other than those relating to (i) any action by the Company that alters or changes the powers, preferences or rights given to the Series B Preferred Stock, (ii) any amendment to the Certificate of Designations, (iii) any authorization or creation of any class or stock ranking as to dividends or distribution of assets upon a liquidation equal or senior to the Series B Preferred Stock or possessing greater voting rights than the Series B Preferred Stock, or (iv) any increase in the authorized number of shares of the Series B Preferred Stock. Upon liquidation, the holders of Series B Preferred Stock will be entitled to receive, out of the assets of the Company, $2.10 for each share of Series B Preferred Stock held, subject to certain restrictions.

The Series A Warrants and Series B Warrants were originally exercisable for $3.00 and $4.10 per share of Common Stock, respectively. Both of the aforesaid warrants will expire on June 10, 2013.

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

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on our performance as follows: (i) in the event the Company’s after-tax net income earnings per share for our 2010 fiscal year are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately: by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event our earnings are between $0.67 and $0.33 per share for our fiscal year 2011, the then-current warrant exercise prices will decrease proportionately: by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into Common Stock issued by the Company.  The current exercise price of the Series A Warrants and Series B Warrants are $1.80 and $2.46, respectively, based on the basic earnings per share of $0.33 for the fiscal year ended June 30, 2010.

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

February 2011 Private Placement
On February 17, 2011, we completed a private placement with a non-U.S. investor, whereby the Company sold an aggregate of 1,383,700 shares of Common Stock, at $2.20 per share for total gross proceeds of $3,044,140 (the “February 2011 Private Placement”). The investor also received a common stock purchase warrant exercisable for three years to purchase 1,106,960 shares of Common Stock at $2.64 per share (“Series F Warrants”). Series F Warrants may only be exercised in cash and the exercise price is subject to adjustment for stock splits, stock dividends, recapitalizations and the like.

May 2011 Private Placement

On May 27, 2011, the Company entered into a financing transaction with four non-U.S. investors.  The Company sold an aggregate of 804,000 shares of Common Stock at $1.50 per share for total gross proceeds of $1,206,000 (the “May 2011 Private Placement”).

Pursuant to the Subscription Agreement, at any time after 18 months and before 30 months after the closing of the May 2011 Private Placement, the investors will have the right to force the Company to repurchase the shares at a price which, subject to certain anti-dilution adjustments, equals the original purchase price plus interest accrued at 10% per annum. The Company’s obligation to repurchase such shares is personally guaranteed by Mr. Zhenyu Shang, the Chairman and Chief Executive Officer of the Company.

Business Agents

Our business model combines the production resources of our own breeding base with those of the Wang Da Farmers in order to maximize the return on capital realized by all parties.  We sell breeding swine to Wang Da Farmers under our brand name, repurchases the adult commercial hogs that meet the our criteria, and sell the mature commercial hogs in Beijing market. In this manner, we distribute to our agents the preponderance of risk involved in the pork production process, while retaining a large percentage of the profits. We are licensed as a swine breeder, but leverage our business relationships and partnership-based business model to generate substantial revenues while protecting us from overproduction and missed market opportunities.

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

Wang Da:  Fodder Supply and Commercial Hog Repurchase

The Cooperation Agreement with Wang Da is the key to the implementation of our business plan, which was entered into on January 1, 2009 for an indefinite term. We entered into the amended and restated cooperation agreement with Wang Da on April 1, 2011. We finance Wang Da, with fixed profit margins set by us, and Wang Da in turn supports Wang Da Farmers, providing fodder on credit obtained through its volume purchasing power.  Wang Da also guarantees the collection of mature hogs that meet our quality standards.  The farmer is thus able to operate with minimum cash outlay and achieve a higher potential profit.  In exchange, the Wang Da Farmer bears the preponderance of the costs and risks in the rearing of the hog.

The Cooperation Agreement makes Wang Da responsible for supplying fodder to the Wang Da Farmers.  We, in turn, are obligated to advance payment for the fodder to Wang Da.  To fulfill its supply obligation, Wang Da purchases fodder in bulk at the best available prices when market conditions are favorable.  These practices allow us to experience relatively smooth and predictable cash flow, which facilitates production planning and forecasts.

Wang Da enters into a Fodder Supply and Commercial Hog Buyback Agreement with each of the Wang Da Farmers.  In addition to guaranteeing the supply of fodder, the contract also provides that Wang Da will collect each mature hog produced by the farmer that satisfies our quality standards.   Wang Da is responsible for payment to the Wang Da Farmers of 40% of the gross profit, on behalf of us, the gross profit is approximately equal to the local market selling price less the fodder cost for the mature commercial hog and for the breeding swine.  We then reimburse Wang Da the amount it paid Wang Da Farmers for the hogs.

As of June 30, 2011, we had net advances to Wang Da outstanding in the amount of $53,467,601.   The net amount of the advances is expected to continue to grow, however, as our business expands.

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

In addition, pursuant to the Amended and Restated Cooperation Agreement entered into between Sen Yu and Wang Da on April 1, 2011, Wang Da agreed to pay RMB 7 million (equivalent to $1,083,016 as of June 30, 2011) to the Company as the performance bond, which was fully paid on April 18, 2011.  Such bond will be returned to Wang Da when the agreement is terminated.  The parties also agree that if Wang Da breaches this agreement during the agreement term, the Company has the right to deduct its losses from the bond.

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

Golden Lotus:  Sale of Breeding Swine

We have an Exclusive Sales Agreement with Golden Lotus, which was entered into on December 20, 2008 for a term of two years.  This agreement was renewed on April 1, 2011 for an indefinite term. Under the agreement Golden Lotus is responsible for the sale of breeding swine to qualified Wang Da Farmers.  Golden Lotus also engages technicians experienced in hog production to perform information collection services for us, and to provide after-sale technical support to Wang Da Farmers.

Golden Lotus is our exclusive sales agent in Heilongjiang Province, where all Wang Da Farmers are located.   The breeding boars and sows (“breeding swine”) that we produce at our two breeding farms are sold to Golden Lotus at local market price, at which point of sale we recognize revenue, and the payments of the purchase price from Golden Lotus to the Company is due within 30 days after delivery of the breeding swine.  To maintain its exclusivity, Golden Lotus is required to sell a minimum of 1,950 breeding swine per quarter unless the parties agree otherwise.  Golden Lotus is permitted to fix its sales price to the Wang Da Farmers based on demand.  However, the price of the breeding swine that Golden Lotus sells to qualified Wang Da Farmers is subject to a maximum markup of 20% of the original purchase price between the Company and Golden Lotus.   If Golden Lotus is not able to sell the minimum quarterly amount, it is required to pay a fee equal to 20% of the unaccomplished sales, and we have the right to sell our breeding swine through other agents.  If we fail to deliver qualified breeding swine on schedule or if Golden Lotus defaults in making timely payment, the agreement provides for a penalty equal to 20% of the defaulted amount.

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

Allocation of Risk and Profit

Our business plan requires us to bear financial responsibility for all steps of the hog supply chain.  At the same time, however, we are able to share the risks inherent in the production of hogs.  In the first instance, Golden Lotus bears the risk of stagnant growth in production by guaranteeing a minimal sales level.  Wang Da Farmers bear the risk of hog mortality and illness.  The risk of sudden changes in the prices of raw materials is shared among Wang Da, the Wang Da Farmers and us.  The risk of reduced wholesale prices for hogs is shared between us and the Wang Da Farmers.  In this manner, we are able to engage in large scale hog farming with far more financial predictability than is enjoyed by pork producers who carry their hog litters in inventory.

Although a significant portion of the production risk is imposed on the Wang Da Farmers by this program, the demand for positions within our network is high.  At most times Golden Lotus has significantly more candidates that the number of farmers that can be financed.  We believe the reason for the demand is the significant increase in profitability that most farmers realize upon joining us.

A pig farmer, operating independently, allocates his working capital between breeding stock and fodder.  The farmer’s investment in fodder, however, typically accounts for 80% of his expenses. As a result, it is very difficult for farmers to expand their livestock, given the limited funds remaining after payment for fodder and other operating expenses.  Association with us allows the farmer to expand his litter much more rapidly, as we meet all of the farmer’s fodder requirements in exchange for the farmer’s commitment to purchase breeding swine only from us and deliver mature hogs to us at a fair market price.  The farmer can devote a much larger portion of his resources to the purchase of breeding swine from us. By carefully monitoring the farmer’s practices, we assure ourselves of a supply of high quality commercial hogs.  Typically, these farmers significantly increase in their annual income.

Industry and Market Background

    China is the world’s largest hog producing and pork consuming country. China has accounted for nearly half of both the world’s pork production and consumption for more than five years. United Nations Food and Agricultural Organization statistics show that China has more hogs than the next 43 pork-producing countries combined. According to the U.S. Department of Agriculture, China is again expected to be the driving force behind global pork production and consumption in the next few years.

                According to the agriculture statistics forecast from the Korea Country Economic Research institute, China is the world’s largest pork producer, accounting for half of the world’s total production. For 2011, China is expected to produce 52 million metric tons of pork out of an estimated world production of approximately 104 million metric tons.

According to the Foreign Agricultural Services of the PRC government, pork is the most widely-consumed meat in China.

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

China’s 2011 projected per-capita pork consumption places it behind the European Union and the United States. China’s pork consumption has more than quadrupled since 1981.

Consumption of pork in China has grown from 31.19 kilograms in 2000 to an estimated 39.30 kilograms per person in 2011, based on information provided at http://www.thepigsite.com. During the same period in America, per capita consumption decreased from 29.9 kilograms in 2000 to an estimated 27.1 kilograms per person in 2011, according to http://kelloggfinance.files.wordpress.com.

The professional breeding swine websites projected that Chinese total pork consumption in 2011 will rise nearly four percent to approximately 51.59 million metric tons, which follows a three percent increase in 2010. China’s pig crop production in 2011 is forecast at nearly 668 million head, a half percent increase from an estimated 665 million head in 2010.

China’s Hog Industry and Competitors

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

Until 2009, a growing middle class in China with more disposable income had resulted in an increase in the market for pork, which was accompanied by an increase in prices for pork as well as live hogs. In 2010, China’s pork producers suffered from a combination of the effects of the general economic downturn, which affected China as well as the rest of the world, combined with a weak demand, and oversupply of pork and the psychological effect of the H1N1 influenza virus, known as the swine flu, resulting in more losses incurred by farmers. This has come along with a drop in pig numbers as farmers reduce their herds. As a result, the number of herds is represented a low level at the end of 2010. Due to the short supply forecast for live hogs in 2011, the live hog prices will reflect a 25% increase in 2011 as compared to the same period in 2010.

According to the USDA, China’s hog industry has transitioned toward larger commercial farms partly as a result of government efforts to encourage such growth. In 2009, the Chinese government gave subsidies worth approximately $366 million to invest in larger farms, $95 million to subsidize high-quality breeding swine and $307 million to large hog-producing counties.  The Chinese government will continue to support this industry due to the current short supply.

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

●
Hunan Xinwufeng Limited - China’s third largest pig breeding company, with a production of 750,000 pigs in 2010.  (Hunan Xinwufeng Limited trades on the Shanghai Stock Exchange under the symbol “SH:  600975.”)

●	Luoniushan Limited - China’s second largest pig breeding company, with a production of 600,000 hogs in 2010. (Luoniushan Limited trades on the Shenzhen Stock Exchange under the symbol “SZ: 000735.”)

Our Strengths and Competitive Advantages

The pork industry in China is highly diversified, including a large number of participants.  The challenge for a relatively new company, such as ours, is to establish a reputation and the resulting relationships that we hope will set us apart from other suppliers.  We believe the principal strengths we have are:

●	The only purebred Canadian-line-swine breeding center in the PRC with up to 650 imported elite Canadian breeding hogs.

●	Our location in Heilongjiang Province provides us with a winter season. This reduces the incidence of animal disease, compared to locations in southern China, where parasites need not face winter.

●	We believe the “Heilongjiang Sen Yu” brand name is well recognized in our local major markets, and associated with quality and food safety.

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

●
We can be price-competitive because we obtain low cost fodder through our buying contracts and because of our location in Heilongjiang, one of the largest agriculture provinces in China. Recently the cost of corn (the primary ingredient in the fodder we provide to the farmers) in Heilongjiang Province has been approximately RMB700 lower per ton than in China’s southern provinces.

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

●
Prepayment of fodder allows farmers to operate on a greater scale and locks in their return of commercial pigs. The unique partnership-based business model also allows us to quicklycapture profits without heavy investment in hard assets.

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

The meat and meat processing industry in the PRC is regarded by the central government of China as a “key” industry.   Certain participants in the industry, including us, receive special tax incentives and subsidies for technological development. Both the central and provincial governments of China have made the expansion of the pork supply a priority.  In China, land is leased from the government, and we have been afforded land for expansion when required.  In addition, we currently have three loans from local government agencies with an aggregate principal amount of $ 1,160,375 as of June 30, 2011.  The loans bear no interest, and are payable on December 31, 2011. As it is the government policy to grant extensions of the maturity date of such loans as long as the debtor remains in good standing, we expect the loans to remain outstanding for as long as they are beneficial to us.

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

Our agreements with the Wang Da Farmers require that they comply with our high standards for sanitation, medical care and environmental protection.  To insure that the hogs we purchase from the Wang Da Farmers meet our quality standards, we enforce four key requirements:

●	We are their exclusive breeding swine provider;

●	Farmers must meet the same standards as our breeding bases in every stage of swine breeding;

●	We are the exclusive fodder provider to these farmers and the fodder is mixed using our exclusive formula;

●	Farmers sell their adult commercial hogs exclusively to us for resale under the Sen Yu brand name.

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

In late 2008 and 2009 the outbreak of H1N1 influenza in Mexico and the U.S. resulted in a severe decline in the spot prices for hogs.  In June 2008 the spot price for live hogs in China was approximately RMB17 per kilogram, while in June 2009 the spot price had fallen to approximately RMB9 per kilogram, largely as a result of anxieties caused by the H1N1 outbreak.  By January 2010 the spot price had moved up again to approximately RMB13 per kilogram.  In 2011,due to short supply, we believe the price of pork will continue to increase. In June 2011, the price of pork increased to RMB27.67 per kilogram, surpassing the previous peak of RMB26 in 2008.

Commitment Agreements and Major Customers

We enter into forward commercial hog sales contracts with our major customers to decrease our market risk by fixing a base level of revenue.  Currently, the customers have entered into forward contracts with the following customers:

●	Beijing Ershang Dahongmen Meat Co., Ltd. (“Beijing Dahongmen”), which purchased 228,274 and 151,222 hogs from us in the fiscal years ended June 30, 2011 and 2010, respectively; and

●	Beijing Fifth Meat Factory, which purchased 266,896 and 233,558 hogs in the fiscal years ended June 30, 2011 and 2010, respectively.

During the fiscal years ended on June 30, 2010 and 2011, these two major customers accounted for 97.12% and 97.51% of our total sales, respectively.  Our sales to these customers represented only a minor fraction of their purchasing capacities, however.  Beijing Dahongmen, for example, is one of five slaughter houses in the Beijing area that slaughter more than 1.5 million hogs per year, giving us a potential opportunity for increased sales as we grow.

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

Purchases of fodder from Wang Da accounted for approximately 81% and 68.33% of our cost of goods sold in fiscal years ended June 30, 2011 and 2010, respectively.

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

Intellectual Properties

We registered the domain name of www.hljsenyu.com in China. Our English website www.senyuholdings.com is currently under construction.

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

New M&A Regulations and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, namely, the Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, or SAT, the State Administration for Industry and Commerce, or SAIC, the China Securities Regulatory Commission, or CSRC, and State Administration of Foreign Exchange, or SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006 and was amended on June 22, 2009. This New M&A Rule, among other things, includes provisions that require that an offshore special purpose vehicle, or SPV, formed for purposes of overseas listing of equity interests in PRC companies, and which is controlled directly or indirectly by PRC companies or individuals, obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

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

Employees

As of the date of this Annual Report, we have approximately 96 full-time employees.  Of these employees, 3 are employed by Sen Yu International, approximately 68 are employed by Heilongjiang Sen Yu, and approximately 25 are employed by Sino-Canadian Sen Yu.  Our employees work in the functional units as indicated in the table below.

Department	Sen Yu International in USA	Heilongjiang Sen Yu	Sino-Canadian Sen Yu
Management	3	8	3
Other Administration	-	29	-
Research and Development	-	-	-
Sales and Marketing	-	6	1
Farming	-	25	21

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

We are largely dependent on the market price of feed ingredients and the market price of hogs, all of which are determined by constantly changing and volatile market forces of supply and demand, as well as other factors over which we have little or no control. These other factors include:

●	competing demand for corn (one of our main feed ingredients) for use in the manufacture of ethanol or other alternative fuels;

●	economic conditions;

●	weather, including the impact on the water supply and the impact on the availability and pricing of grains;

●	energy prices, including the effect of changes in energy prices on our transportation costs and the cost of feed; and

●	crop and livestock diseases.

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

The vast majority of our sales are generated from a small number of customers. During the fiscal years ended June 30, 2011 and 2010, two customers accounted for 97.51% and 97.12 % of our total sales, respectively. We expect that during the next year we will continue to depend upon a small number of customers for a significant majority of our sales for the foreseeable future.  Any interruption in our relationship with these customers, by reason of the customer’s financial distress, purchases from other hog suppliers or otherwise, would have a significant negative effect on our results of operations.

The hog farming industry in the PRC may face increasing competition, as well as increasing industry consolidation, which may affect our market share and profit margin.

The hog farming industry in the PRC is highly competitive. Evolving government regulations in relation to the hog farming industry have driven a trend of mergers and acquisitions within the industry, with smaller farms unable to meet the increasing costs of regulatory compliance and ineligible for preferential government subsidies, and, therefore, at a competitive disadvantage. We believe our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition depends largely upon our ability to distinguish our hogs from our competitors’ hogs and our ability to expand production.

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

Our business model, as currently implemented, necessitates that we pay large advances to Wang Da, which supplies fodder to Wang Da Farmers.  Over 82% of our total assets consist of advances to Wang Da as of June 30, 2011.   Wang Da in turns delivers fodder to the Wang Da Farmers on credit, expecting that they will deliver mature hogs to Wang Da, which Wang Da will, in turn, assign to us in satisfaction of the account.  Any number of factors could disrupt this program, and imperil our receivables from Wang Da, including poor production by the Wang Da Farmers, significant defaults by Wang Da Farmers or, financial or legal problems experienced by Wang Da.  If Wang Da defaults in satisfying its obligation to us, we are entitled to assume Wang Da’s legal rights as against Wang Da Farmers.  In the event that the sale of those hogs did not provide sufficient returns to satisfy Wang Da’s obligations to us, we would have access to Wang Da’s additional assets to meet the shortfall.  We may find it difficult to enforce those rights. In addition, if defaults by Wang Da Farmers are the cause of Wang Da’s defaults, our efforts to recover our loans directly from Wang Da Farmers may be futile, in whole or in part.  The resulting bad debts would reduce or eliminate our profits for the period in which the defaults occurred, and would reduce the working capital available to fund future operations.

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

We are highly dependent on our senior management to manage our business and operations, on our key research and development personnel for the development of new breeding technologies. In particular, we rely substantially on our Chairman and Chief Executive Officer, Mr. Zhenyu Shang. We also depend on our key research personnel and on our personnel skilled in information technology and logistics.   We do not maintain key man life insurance on any of our senior management or key personnel. The loss of Mr. Shang would have a material adverse effect on our business and operations. Competition for senior management and research and development personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key research and development personnel that we lose. In addition, if any member of our senior management or key employees joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company.

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

We could be exposed to claims and subject to liabilities for which we have no insurance protection.  Unlike agri-businesses in the U.S., but as is common in China, we do not currently maintain business interruption insurance, product liability insurance or any other comprehensive insurance policy.  As a result, we may incur uninsured liabilities and losses resulting from the conduct of our business.  There can be no guarantee that we will be able to obtain insurance coverage in the future, and even if we are able to obtain coverage, we may not carry sufficient insurance coverage to satisfy potential claims.

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

Currently, Ligang Shang, Vice Chairman of Heilongjiang Sen Yu and one of the Directors and the uncle of Zhenyu Shang, our Chairman and CEO, owns approximately 61.2% of our outstanding Common Stock.  This concentration of ownership of our shares by Ligang Shang will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We believe pork products have strong growth potential in the PRC and, accordingly, we have continuously increased our sales of breeding swine. However, the market for pork products in the PRC has grown in recent years largely due to the increased wealth of the average resident of China, which has been the result of double-digit annual growth in the Chinese economy.  Due to the worldwide recession, the growth of the Chinese economy has slowed.  If the pork market in the PRC does not grow as we expect, our business may be harmed, we may need to adjust our growth strategy and our results of operation may be adversely affected.

If Chinese government support of pork prices changes or terminates, the price of pork and, as a result, our operations could be materially harmed.

In 2005, 2006 and again in 2009, the price of pork products fell due to depression in the market in 2005, 2006 and oversupply in 2009. While the price of pork increased in 2007 due to a disease epidemic that reduced the supply of hogs, the price in 2009 was only stabilized as a result of a new government program of purchasing pork products on the open market to implement an effective floor price. During 2011, the price of pork continues to rise and hit a new high in China due to short supply.

The Chinese government has established a national pork reserve program to balance the market demand of pork and stabilize the pork price. If pork price rises too quickly, the government may sell pork in the open market to slow the growth. If the pork price falls too quickly, the government may buy pork, to guarantee a minimum purchase price. As China’s most popular meat, pork forms a major component of China’s consumer price index (CPI). For this reason, the central government pays very close attention to fluctuations in pork prices. On one hand, the central government does not want pork to become unaffordable for the average consumer, which has led to complaints in the past. On the other hand, China’s government has expressed an interest in ensuring that hog farmers have an incentive to continue to grow hogs to feed China’s demand for pork. A decrease in such an incentive could lead to a drop in hog production, which could in turn result in higher prices in future periods as pork becomes relatively scarcer.

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

The PRC government has provided tax incentives to domestic companies in our industry in order to encourage the development of agricultural businesses in China. We have received subsidies, business tax exemptions and government incentives in connection with our operation of hog farms in Heilongjiang. In particular, under current Chinese law, Heilongjiang Sen Yu and Sino-Canadian Sen Yu are exempt from corporate income tax in China for as long as they operate as hog farming enterprises. However, the exception window is only for a three year period and the renewal is subject to review by the Jiamushi City State Tax Bureau. The tax exempt status of both Heilongjiang Sen Yu and of Sino-Canadian Sen Yu will expire on May 31, 2012. In the event we are no longer exempt from income tax, the applicable tax rate would increase from 0% to 25%, the standard business income tax rate in the PRC. Further, Heilongjiang Sen Yu is eligible to receive non-interest bearing loans from the local government. PRC government authorities may reduce or eliminate these incentives through new legislation at any time in the future. The termination of non-interest bearing loans would reduce the working capital available to fund future operations and increase the burden on our cash flow and need for financing. The reduction or discontinuation of any of these economic incentives could negatively affect our financial condition and results of operations.

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

Our senior management has no experience in managing and operating a public company. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations or financial condition.

Our current senior management has no experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties, including its attorneys and accountants. While we have appointed the interim Chief Financial Officer and a new accounting manager that received GAAP related training in the U.S. to enable us to meet our ongoing reporting obligations as a U.S. public company, such individuals may not have all of the qualifications necessary to fulfill these obligations.  Failure to adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect the market price of our common stock, our business, results of operations, or financial condition, and could result in delays in the development of an active and liquid trading market for our common stock.

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

We are required to establish and maintain internal controls over financial reporting and disclosure, and to comply with other requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules promulgated by the SEC thereunder. Our management, including various executives, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

As a result of such material weakness, we amended our financial statements for our fiscal year ended June 30, 2010 and the quarter ended September 30, 2010. On February 10, 2011our management, after consultation with our independent public accountants, concluded that our restated financial statements for the fiscal year ended June 30, 2010 and the quarter ended September 30, 2010 should no longer be relied upon.

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

Until 1994, the RMB experienced a gradual but significant devaluation against most major currencies, including the U.S. Dollar, and there was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the RMB relative to the U.S. Dollar has remained stable and has appreciated slightly. Countries, including the United States, have argued that the RMB is artificially undervalued due to China’s current monetary policies and have pressured China to allow the RMB to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. Dollar. Under this policy, which was halted in 2008 due to the worldwide financial crisis, the RMB was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  In June 2010, the Chinese government announced its intention to again allow the RMB to fluctuate within the 2005 parameters.  It is possible that the Chinese government could adopt an even more flexible currency policy, which could result in more significant fluctuation of RMB against the U.S. dollar, or it could adopt a more restrictive policy. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the U.S. Dollar.

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

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment.

Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.
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

On February 22, 2010, we issued 10% Secured Convertible Promissory Notes in the principal amount of $2,165,000. Pursuant to the February 2010 Notes agreement, all of the Notes were automatically converted, for no additional consideration, into an aggregate of 1,096,498 shares of the Company’s Common Stock, 913,192 shares of Series B Preferred Stock, Series A Warrants to purchase an aggregate of 799,044 shares of Common Stock, Series B Warrants to purchase an aggregate of 799,044 shares of Common Stock and Series F Warrants to purchase an aggregate of 877,199 shares of Common Stock, immediately following the closing of the private placement of $3,044,140 of Common Stock on February 17, 2011.

On June 11, 2010, we consummated a private placement with certain accredited investors and issued to the investors an aggregate of (i) 1,152,380 shares of newly created Series B Preferred Stock, with an initial one-to-one conversion ratio into shares of Common Stock, (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of Common Stock, and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of Common Stock. The Series B Preferred Stock is convertible into Common Stock (i) at the option of the holders, at any time and from time to time after the original issue date, or (ii) automatically, upon the consummation of any transaction resulting in a change of control of the Company.  The current conversion price of the Series B Preferred Stock for this institutional investor is $1.08, calculated based on the basic earnings per share of $0.33 for the fiscal year ending June 30, 2010.

The exercise prices for Series A Warrants and Series B Warrants are $1.80 and $2.46 per share, respectively, as of June 30, 2011. These exercise prices are subject to further adjustment in the event our earnings are between $0.67 and $0.33 per share for our fiscal year 2011, in which event the then-current warrant exercise prices will decrease proportionately: by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into Common Stock issued by the Company.

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

In addition, with respect to the February 2011 Private Placement, we issued to the investors Series F Warrants exercisable for three years to purchase 1,106,960 shares of Common Stock at $2.64 per share.

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

Item 2.    Description of Property

We lease our office in New York which is located at 19 West 44th Street, New York, New York 10036. The lease has a term of three years, from September 1, 2011 to August 31, 2013, with a two-year renewal option. The rent and maintenance fees on this space for the first year is approximately $78,850, and the rent increases by two (2%) percent every year. As a result, the rental expenses for the second and third year are approximately $80,410 and $82,001 respectively, including rent and maintenance fees.

Heilongjiang SenYu owns one breeding base with facilities including breeding and administration areas of 6,692 and 2,172 square meters respectively, and a land area of 51,000 square meters located in Huanan County, Jiamusi City. Heilongjiang SenYu also owns another breeding base, which it leases to Sino-Canadian Sen Yu and has facilities including breeding and administration areas of 10,050 and 700 square meters respectively, and a land area of 300,000 square meters located in Tangyuan County, Jiamusi City.

Heilongjiang Sen Yu and Sino-Canadian Sen Yu lease an executive office located in No. 308 Baowei Road, Cultural Palace, 6th Floor, Qianjin District Jiamusi City Heilongjiang Province. The annual rental expenses were approximately RMB 170,000 (equivalent to approximately $25,655, including rent and maintenance fees). The lease for this office space expires on June 14, 2013.

In order to establish our Beijing branch, on August 6, 2010, Heilongjiang Sen Yu leased an office, located at No. 16 Guang Shun North Street, Building No. 2, 8th Floor, Chao Yang district of Beijing City. The lease agreement has a term of three years, from August 9, 2010 to August 8, 2013. The total rental expense is approximately RMB 662,748 (equivalent to approximately $100,016) and the total maintenance fee is approximately RMB164,982 (equivalent to approximately $24,898).

Item 3.    Legal Proceedings

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

	Price Range
	High	Low
2011 Fiscal Year
Fourth Quarter Ended June 30, 2011	$4.20	0.45
ThirThird Quarter Ended March 31, 2011	$5.10	2.05
Second Quarter Ended December 31, 2010	$4.10	2.00
First Quarter Ended September 30, 2010	$6.15	1.10
2010 Fiscal Year
Fourth Quarter Ended June 30, 2010	$8.00	4.00
Third Quarter Ended March 31, 2010	$10.90	2.00
Second Quarter Ended December 31, 2009	$7.20	2.00
First Quarter Ended September 30, 2009	$1.90	0.15

On September 22, 2011, the closing price of our Common Stock as reported on the OTCBB was $0.36.

Holders

As of September 22, 2011, there were 25,661,533 shares of our Common Stock outstanding held by approximately 337 stockholders of record.  The number of our stockholders of record excludes any estimation by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Repurchases of Equity Securities.

None.

Recent Sales of Unregistered Securities.

None.

February 2011 Private Placement

On February 17, 2011, we completed a private placement with a non-U.S. investor, whereby the Company sold an aggregate of 1,383,700 shares of Common Stock, at $2.20 per share for total gross proceeds of $3,044,140 (the “February 2011 Private Placement”). The investor also received a common stock purchase warrant exercisable for three years to purchase 1,106,960 shares of Common Stock at $2.64 per share (“Series F Warrants”). Series F Warrants may only be exercised in cash and the exercise price is subject to adjustment for stock splits, stock dividends, recapitalizations and the like.

May 2011 Private Placement

On May 27, 2011, the Company entered into a financing transaction with four non-U.S. investors.  The Company sold an aggregate of 804,000 shares of Common Stock at $1.50 per share for total gross proceeds of $1,206,000 (the “May 2011 Private Placement”).

Pursuant to the Subscription Agreement, at any time after 18 months and before 30 months after the closing of the May 2011 Private Placement, the investors will have the right to force the Company to repurchase the shares at a price which, subject to certain anti-dilution adjustments, equals the original purchase price plus interest accrued at 10% per annum. The Company’s obligation to repurchase such shares is personally guaranteed by Mr. Zhenyu Shang, the Chairman and Chief Executive Officer of the Company.

Item 6.   Selected Financial Data

Not required.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our consolidated financial condition and results of operations for the fiscal years ended June 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements, including footnotes.

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

On August 13, 2009, the Company acquired all of the outstanding capital stock of Advanced Swine Genetics Co., Ltd. (“Advanced Swine”) by issuing 4,646.05933 shares of its Series A Convertible Preferred Stock to the stockholders of Advanced Swine.  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of Common Stock.  As of the date of this Annual Report, all the Series A Preferred Stock have been converted into Common Stock and the Company filed a Certificate of Elimination to eliminate the previously designated 4,800 shares of Series A Convertible Preferred Stock.

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

Advanced Swine was incorporated under the laws of Nevada on June 29, 2007. It is an intermediate holding company that conducts its business through its subsidiaries in the PRC. On December 20, 2007, Advanced Swine entered into a share transfer agreement with Heilongjiang Sen Yu Animal Husbandry Co., Ltd. (“Heilongjiang Sen Yu”) through which Advance Swine acquired all the equity interests in Heilongjiang Sen Yu. Heilongjiang Sen Yu was incorporated on September 3, 2004, under the laws of PRC. Heilongjiang Sen Yu was originally founded with a registered capital of RMB10 million (equivalent to approximately $1,208,211 on August 27, 2004 and increased its registered capital to RMB50 million (equivalent to approximately $6,165,762) and RMB80 million (equivalent to approximately $9,933,896) on January 18 and August 29, 2006, respectively. Heilongjiang Sen Yu was in the development stage and incurred minor selling expenses and significant general and administrative expenses until September, 2005, when it accepted its first sales order of merchandise hogs and genetic breeding swine, and started its business as a farmer enterprise for breeding, feeding, and marketing the grandparent and parent generation breeding swine, and merchandise hogs.

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

Result of Operations

YEAR ENDED JUNE 30, 2011 AS COMPARED TO YEAR ENDED JUNE 30, 2010

	For The Fiscal Years Ended June 30,				2011Vs 2010
	2011		2010		Increase/ (decrease)

Revenues	$99,769,757		$70,351,959		$29,417,798	42%
Cost of Goods Sold	73,836,033	74.01%*	56,307,072	80.04%*	17,528,961	31.13%
Gross Profit	25,933,724	25.99%	14,044,887	19.96%	11,888,837	85%

Operating Expenses
Selling expenses	3,319,367		2,264,653		1,054,714	47%
Bad debt for advanced to suppliers	1,084,608		524,179		560,429	107%
Compensation expense	959,469		4,018,488		(3,059,019)	-76%
General and administrative expenses	1,455,777		934,379		521,398	56%
Losses on disposal of fixed assets	72,157		109,098		(36,941)	-34%
Total Operating Expenses	6,891,378	6.91%	7,850,797	11.16%	(959,419)	-12%

Income From Operations	19,042,346	19.09%	6,194,090	8.80%	12,848,256	207%
Other Income (Expenses or Losses )
Interest expense, net	(112,376)		(70,953)		(41,423)	58%
Other expense , net	(2,770)		(6,453)		3,683	-57%
Change in fair value of warrants	17,150,616		(1,998,740)		19,149,356	-958%
Total Other Income (Expenses or Losses )	17,035,470		(2,076,146)		19,111,616	-921%

Income from Continuing Operations Before Income Taxes	36,077,816	36.16%	4,117,944	5.85%	31,959,872	776%
Income Tax Provision	-		-		-

Net Income Before Noncontrolling Interest	36,077,816	36.16%	4,117,944	5.85%	31,959,872	776%

Less: Net loss attributable to the noncontrolling interest	(50)		(145,630)		145,580	-100%

Net Income Attributable to Sen Yu International Holdings, Inc.	$36,077,866		$4,263,574		$31,814,292	746%
* as a percentage of the revenue

Revenues

Total revenues were $99,769,757 for the fiscal year ended June 30, 2011 compared to $70,351,959 for the fiscal year ended June 30, 2010, an increase of $29,417,798 or 42%. The increase in revenues resulted from increased orders from our major customers, Beijing Dahongmen and Beijing Fifth Meat Factory. Hog sales increased to 504,028 head for the fiscal year ended June 30, 2011 from 397,255 for the fiscal year ended June 30, 2010.

The following table sets forth information regarding the sales of our principal products during the fiscal years ended June 30, 2011 and 2010.

	For The Fiscal Year Ended June 30 2011
	2011				2010				2011 Less 2010
	Quantities (Capita)	Amount	Sale %		Quantities (Capita)	Amount	Sale %		Quantities (Capita)	Amount	Sale %
Commercial Hogs	495,170	$97,287,157	98	%*	384,780	$68,329,331	97	%*	110,390	$28,957,826	42%
Others Hogs	8,858	2,482,600	2	%*	12,475	2,022,628	3	%*	(3,617)	459,972	23%
Total	504,028	$99,769,757	100%		397,255	$70,351,959	100%		106,773	$29,417,798	42%

*	as a percentage of the total sales

Commercial Hogs refer to the hogs we purchased from Wang Da’s contracted farmers. Commercial hogs are transported and sold in the Beijing market.

Other hogs refer to the hogs raised in our own breeding facilities, including breeding swine, commercial hogs, piglets and substandard hogs which are not qualified as breeding swine.

The increase in quantities sold, as reflected in the table, was primarily attributable to our policy of committing all of our available cash resources to expand our commercial hog production.

The following table sets forth information regarding the average price per capita of our principal products during the fiscal years ended June 30, 2011 and 2010.

	Average Unit Sales Price Per Capita		Basic Change
	2011	2010	Per Capita
Commercial Hogs	$196.47	$177.58	$18.89
Others Hogs	280.27	162.13	118.14
Overall Average Products	$197.94	$177.10	$20.84

The increase in average unit sales price per capita was due to the increase of the market price during the fiscal year ended June 30, 2011. The unit sales prices of piglets and substandard hogs, which are not qualified as breeding swine, were generally lower than the sales prices of breeding swine and commercial hogs. In addition, the unit sales prices of breeding swine were higher than commercial hogs. The revenue sold by breeding swine represents 66% of the revenue of others hogs reported for the fiscal year ended June 30, 2011, as compared to 55% of the revenue of others hogs reported for the fiscal year ended June 30, 2010, an increase of 9%. As a result, the average unit sales price of other hogs increased significantly during the fiscal year ended June 30, 2011.

Cost of Sales and Gross Profit

Our costs of goods sold consisted primarily of direct and indirect manufacturing costs and loss on disposal of inventory, including production overhead costs and costs of our collection of hogs. Cost of goods sold for the year ended June 30, 2011was $73,836,033 as compared to $56,307,072 for the fiscal year ended June 30, 2010, an increase of $17,528,961or 31.13%. This increase was primarily attributable to increased sales volume.

Gross margin was 26% for the year ended June 30, 2011 and 19.96% for the fiscal year ended June 30, 2010. The increase in gross margin was due to more commercial hogs and breeding swine sold and the higher unit sale prices for the fiscal year ended June 30, 2011, which generated higher unit margins for the period ended June 30, 2011.

The following table sets forth information regarding the average cost per capita of our principal products during the years ended June 30, 2011 and 2010.

	Average Unit Cost Per Capita		Basic Change
	2011	2010	Per Capita
Commercial Hogs	$144.99	$139.08	$5.91
Others Hogs	230.60	223.78	6.82
Overall Average Products	$146.49	$141.74	$4.75

The increase in average unit cost for overall average products was primarily attributable to the fact that we sold more commercial hogs and the higher fodder costs in the fiscal year ended June 30, 2011 as compared to the fiscal year ended June 30, 2010.

Costs of Commercial Hogs mainly consist of fodder costs and the fixed percentage of profits allocated to the farmers. The latter is calculated as 40% of profits (roughly equal to the difference between the local selling price and the fodder costs for the commercial hogs and breeding sows). We distributed more profits to the farmers due to the increase of the market price for the fiscal year ended June 30, 2011, which contributed to the increased average unit cost for commercial hogs per capita for the fiscal year ended June 30, 2011, as compared to the same period in 2010. The increase in average unit cost price for other hogs was primarily due to the fact the fodder costs increased slightly in the fiscal year ended June 30, 2011 as compared to the same period in 2010.

The Company pays the advance to Wang Da and offsets the advance every ten days by receiving collected mature commercial hogs from Wang Da Farmers.  Roughly 71% of the Company’s cost of goods sold consists of fodder cost. A mature hog weighing 100 kg consumes approximately 288 kg of feed on average with a feed cost of $100.  Based on the unit hog feed cost of $100 and the number of daily collected of hogs, the offset to the prepaid advance would be the sum of $100 multiplied by the number of hogs collected. The Company settles the advances with Wang Da every 10 days to ensure that the control of credit risk extended to Wang Da is in place. Pursuant to the Amended and Restated Cooperation Agreement on April 1, 2011, the feed cost will be increased to $108 from $100 beginning in April 2011.

Selling Expenses

Selling expenses increased from $2,264,653 for the fiscal year ended June 30, 2010 to $3,319,367 for the fiscal year ended June 30, 2011.The increase was mainly attributable to the increased transportation cost which resulted from increased orders from our major customers in Beijing. We utilized the services of Jiamusi Shunlida Transporting Co through December 31, 2009 and Jiamusi Hongqi Transporting Agency Co beginning in January 2010 for transportation of commercial hogs between Jiamusi and Beijing.

Bad Debt for Advances to Suppliers

               Provision for bad debt expense was $1,084,608 for the fiscal year ended June 30, 2011, as compared to $524,179 for the fiscal year ended June 30, 2010, an increase of $560,429 or 107%, which was in line with the increase in the advance to Wang Da. To account for the higher risk of default, we adopted a bad debt allowance of 5% of the aggregate amount of advances to Wang Da for the fiscal years ended June 30, 2011 and 2010.

 Compensation Expenses

Compensation expenses decreased by approximately $3,059,019 or approximately 76% from the fiscal year ended June 30, 2010, principally due to reduction of payment in the fiscal year ended June 30, 2011. We issued additional shares of our common stock to develop potential business opportunities for producing breeding and commercial hogs in West China and to obtain advice on business operations, financing, investor relations and business planning in fiscal year 2011, as compared to the same period in 2010. The Company generated more expenses in the areas of domestic business development, overseas financing and investor relation activities for the fiscal year ended June 30, 2011. However, the increase in expenses in these areas was offset by the payment of consulting fees of approximately $4.02 million incurred in the fiscal year ended June 2010.  Details of the terms are disclosed under Notes to Consolidated Financial Statements Note 12 (d) Common Stock section.  As a result, compensation expense declined significantly for the fiscal year ended June 30, 2011.

General and Administrative Expenses

               General and administrative expenses, which consist of salaries, entertainment expenses, consulting fees, professional expenses and other expenses were $1,455,777 for the fiscal year ended June 30, 2011, as compared to $934,379 for the fiscal year ended June 30, 2010.  General and administrative expenses increased by approximately $521,398, or approximately 56% from the fiscal year ended June 30, 2010, principally due to the increased investor relations related charges, professional fees, New York office expenses and management salaries during the fiscal year ended June 30, 2011, as compared to the same period in 2010.

Losses on disposal of fixed assets

               In order to maximize the return on our investment in swine, we routinely cull breeding sows that have lost their productivity. In addition, our herds are subject to ordinary risks of mortality. If a hog dies before we have fully depreciated our investment in the hog, we incur an expense equal to the unamortized cost of the hog. Such incidences of breeding swine mortality caused us an expense of $72,157 during the fiscal year ended June 30, 2011, recorded as “losses on disposal of fixed assets”. During the fiscal year ended June 30, 2010, our mortality losses were $109,098. This category of expense will vary from year to year, depending on factors such as weather, disease, and other seasonal factors. We recorded the mortality losses of breeder under Losses on disposal of fixed assets. We culled less breeding swine during the fiscal year ended June 30, 2011. Accordingly, losses on “disposal of fixed assets” for the fiscal year ended June 30, 2011 decreased by an aggregate of $36,941.

Total Operating Expenses

As a result of the above, total operating expenses were $6,891,378 for the fiscal year ended June 30, 2011 as compared to $7,850,797 for the fiscal year ended June 30, 2010, a decrease of $959,419. This decrease was primarily attributable to the decrease in compensation expenses.

Other Income (Expense)

During the fiscal year ended June 30, 2011, other income which consists of change in fair value of warrants, penalties and other expenditures amounted to $17,035,470 as compared to other expenses of $2,076,146 for the fiscal year ended June 30, 2010, an increase of 921%. The increase was due to the change in the fair value of warrants of $17,150,616 during the fiscal year ended June 30, 2011, which was recognized as other income. We adopted the ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard, and warrants issued in the June 2010 and February 2011 offering are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the fiscal year ended June 30, 2011, the change in the fair value of warrants was $17,150,616, which was recognized as other income.

For the fiscal year ended June 30, 2011, net interest expense was $112,376 as compared to net interest expense of $70,953 during the fiscal year ended June 30, 2010, an increase of $41,423. This increase was primarily due to the issuance of the 10% Secured Convertible Notes at par to twelve investors in the principal amount of $2,165,000 on February 22, 2010. Accordingly, interest expense increased for the fiscal year ended June 30, 2011.

Other expense, net was $2,770 during the fiscal year ended June 30, 2011 as compared to other income, net of $6,453 during the fiscal year ended June 30, 2010, a decrease of $3,683. The decrease was due to more disposal reimbursement and abnormal losses incurred in the fiscal year ended June 30, 2010.

Income Taxes

Our provisions for income taxes for the fiscal year ended June 30, 2011 and 2010 were zero and zero, respectively. Our PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. But for that exemption, our income under Chinese accounting principles would be taxed at a rate of 25%. Sen Yu International is subject to U.S. federal income taxes and State of Delaware annual franchise taxes while its subsidiary in the U.S., Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting, respectively. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future.  In addition, there was no net income generated by Advanced Swine during the fiscal year ended June 30, 2011 and 2010. Despite the fact that Sen Yu International generated net income due to the change in fair value of warrants in the fiscal year ended June 30, 2011, there was non-realized gain as of June 30, 2011. Therefore, for the fiscal years ended June 30, 2011 and 2010, the income taxes were $0 and $0.

Net Income and Comprehensive Income

During the fiscal year ended June 30, 2011, Sino-Canadian Sen Yu incurred a net loss of approximately $126. In our Statements of Operations, 40% of that gain allocable to our joint venture partner was attributed to “Noncontrolling Interest” and added to our net income. In the future, if Sino-Canadian realizes a net income, the 40% of that income allocable to our joint venture partner will likewise be deducted from our net income. Our net income for the fiscal year ended June 30, 2011, after that deduction, totaled $36,077,866.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars. The conversion of our accounts from RMB to U.S. dollars results in translation adjustments. While our net income will be added to the retained earnings on our balance sheets the translation adjustments will be added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. dollars and RMB than of the success of our business.  During the fiscal year ended June 30, 2011, the effects of converting our financial results to U.S. dollars was to add $2,426,862 to our accumulated other comprehensive income. During the fiscal year ended June 30, 2010, when the exchange rate between the RMB and the U.S. dollar was less volatile, there was an increase of $246,594 in our accumulated other comprehensive income.

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues from our business operations, sales of our securities, loans from the local financial bureau in China and loans from our stockholders. Our working capital on June 30, 2011 totaled $59,235,941, an increase of $38,781,885 from our $20,454,056 in working capital as of June 30, 2010. The increase was cash and cash equivalents and advances to suppliers for the fiscal year ended June 30, 2011. In general, since we expect to produce more commercial hogs in the next few years, we expect to advance more money to our suppliers, especially Wang Da, to provide Wang Da’s contracted farmers with fodder to raise more commercial hogs. As a result, our working capital will tend to fluctuate in proportion to our net income.

The following is a summary of cash provided by or used in each of the indicated types of activities during the fiscal years ended June 30, 2011 and 2010.

	For The Fiscal Years Ended June 30,
	2011	2010
Cash (Used in) provided by:
Operating Activities	$892,435	$1,319,405
Investing Activities	(137,735)	(38,537)
Financing Activities	5,046,490	4,450,409

Net Cash Provided by Operating Activities

As of June 30, 2011 there was an advance to supplier of $53,473,785. In order to raise quality commercial hogs, and control the quality of feeding materials and procedures, we entered into a cooperation agreement with Wang Da, our major feedstuff supplier, to provide our farmers fodder to raise their commercial hogs. The supplier offsets the advances from us once it delivers the Wang Da Farmers’ commercial hogs to us. Primarily as a result of the advance to suppliers, our operations provided us only $892,435 in cash, despite $36,077,816 net income during the year ended June 30, 2011.

The Company pays the advance to Wang Da and offsets the advance every ten days.  Such advances to Wang Da are offset by the market value of the commercial hogs when the hogs are collected from the farmers. The fodder cost consists of 71% of the Company’s cost of goods sold. The fodder cost to collection price offset occurs when the mature hogs are collected from the farmers. A mature hog weighing 100 kg consumes 288 kg of feed on average with a feed cost of $100.   Based on each hog feed cost of $100 and daily collection of hogs, the offset to the prepaid advance would be the sum of $100 multiplied by the hogs daily collected. The Company settles the advances with Wang Da every 10 days to ensure control of credit risk extended to Wang Da is in place. Wang Da collects the commercial hogs from the farmers on behalf of the Company at local market value in Heilongjiang. The inventory cost assigned is the same as the local market value at which Wang Da collected the hogs.

Our customers, including Beijing 5th Meat Factory and Dahongmen, generally pay our invoices within a relatively short period of time, i.e. 5 to 7 working days. Such monies generate working capital to finance our operations, including the advances to Wang Da.

Net Cash Used in Investments Activities

Investment used in the fiscal year ended June 30, 2011 was $137,735, as compared to $38,537 for the fiscal year ended June 30, 2010. This change was primarily attributable to higher payments for the purchase of equipment during the fiscal year 2011.

Net Cash Provided By Financing Activities

We currently have $1,128,517 in loans payable to non-affiliates, including $850,942 due to an agency of the government of Jiamusi and $309,433 due to an agency of the government of Tangyuan, with a total discount on loans payable of $31,858. All of the loans are interest-free and all of them are payable on December 31, 2011. The payment date for each of these loans has been extended in the past, as these agencies have made the loans for the purpose of supporting our operations. We expect the loans will be extended in the future prior to their maturity.

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

               Pursuant to the February 2010 Notes, offering all of such Notes were automatically converted, for no additional consideration, into an aggregate of 1,096,498 shares of the Company’s common stock, 913,192 shares of Series B Preferred Stock, Series A Warrants to purchase an aggregate of 799,044 shares of common stock, Series B Warrants to purchase an aggregate of 799,044 shares of common stock and Series F Warrants to purchase an aggregate of 877,199 shares of common stock, immediately following the closing of the private placement of $3,044,140 of Common Stock on February 17, 2011, which together with the private placement of $2.42 million of the Company’s Series B Preferred Stock in June 2010, constituted a “Qualified Financing” requiring conversion of the February 2010 Notes.

On June 11, 2010, we consummated a transaction with certain accredited investors, pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement. We raised gross proceeds of $2,420,000 and issued to the Investors an aggregate of (i) 1,152,380 shares of newly created Series B Convertible Preferred Stock, par value $0.001 per share, with an initial one-to-one conversion ratio into shares of our common stock, par value $0.001 per share, whereas the adjusted conversion price of the Series B preferred stock is $1.08 based on the basic earnings per share of $0.33 for the fiscal year ending June 30, 2010, (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of Common Stock (the “Series A Warrants”), and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of Common Stock (the “Series B Warrants”). In connection with the 2010 June Private Placement, we also issued to Global Arena Capital Corp. (“Global”), our placement agent, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of Common Stock, exercisable at $2.10 per share for five years. From the proceeds of the offering, we paid a commission of $116,160 to Global.  We also reimbursed Global for its management and finance expenses totaling $53,240.  In addition, we incurred other direct costs in total amount of $60,455. As a result, we realized net proceeds of $2,190,145 from this offering.

On February 17, 2011, we completed a private placement with a non-U.S. investor, where the Company sold an aggregate of 1,383,700 shares of Common Stock, at $2.20 per share for total gross proceeds of $3,044,140. The investor also received Series F warrants, exercisable for three years to purchase 1,106,960 shares of Common Stock at $2.64 per share. The warrants may only be exercised in cash and the exercise price of the warrants is subject to adjustment for stock splits, stock dividends, recapitalizations and the like.

On May 27, 2011, the Company entered into a financing transaction with four non-U.S. individual investors.  The Company sold an aggregate of 804,000 shares of Common Stock at $1.50 per share for total gross proceeds of $1,206,000.

We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from operating and loans from stockholders, we may need external sources of capital for our expansion of our facilities and to increase the roster of network farmers, in order to reach our goal of producing one million commercial hogs in 2013. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Critical Accounting Policies and Estimates

               In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2011, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  It was our determination, explained in Note 3 to the Financial Statements, to record an allowance equal to 5% of net amount of our advances to suppliers.  We calculated the reserve based on our expectation that the advances would be liquidated though operations in the ordinary course of business.  The 5% reserve, therefore, represented our evaluation of the likelihood that our operations would fail to achieve a level of productivity sufficient to permit our supplier to liquidate the advances. A summary of significant accounting policies is included in Note 3 to the consolidated financial statements. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sen Yu International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sen Yu International Holdings, Inc. and subsidiaries as of the years ended June 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 2011.  The management of Sen Yu International Holdings, Inc. and subsidiaries is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sen Yu International Holdings, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ MS Group CPA LLC

MS Group CPA LLC
Edison, New Jersey
September 28, 2011

SEN YU INTERNATIONAL HOLDINGS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2011	2010
Assets
Current Assets:
Cash and equivalents	$11,440,584	$5,825,842
Inventories, net	1,544,675	943,642
Advance to suppliers, net	53,473,785	30,830,691
Prepayments and other current assets	72,169	176,777
Total Current Assets	66,531,213	37,776,952

Property, Plant, Equipment and Breeding Stock, net	1,816,987	1,983,760
Construction in Progress	213	14,801
Total Long-Term Assets	1,817,200	1,998,561
Total Assets	68,348,413	39,775,513
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	455,044	390,644
Loans payable, net	1,128,517	1,066,924
Convertible note, net	-	2,165,000
Loans from shareholders/officers, net	794,354	5,460
Deferred interest income	31,858	39,036
Performance bond	1,083,016	-
Other current liabilities	9,169	1,721
Derivative liabilities-warrants	3,793,314	13,654,111
Total Current Liabilities	7,295,272	17,322,896
Temporary equity
Redeemable shares of common stock (804,000 and 0 shares issued and outstanding, respectively)	1,217,055	-
Total Liabilities	8,512,327	17,322,896
Shareholders' Equity:
Series A Convertible Preferred Stock ,$0.001 par value, 4,800 shares authorized, zero and 4,646.05933 shares issued and outstanding, respectively	-	-
Series B Convertible Preferred Stock ,$0.001 par value, 10,000,000 shares authorized,1,988,429 and 1,152,380 shares issued and outstanding, respectively	1,988	1,152
Common stock, $0.001 par value, 300,000,000 shares authorized, 25,263,113 and20,892,982 issued and outstanding, respectively	25,263	20,893
Additional paid-in capital	11,573,432	10,860,373
Reserve funds	6,745,351	3,570,029
Retained earnings	40,766,555	7,864,011
Accumulated other comprehensive income	3,393,871	967,009
Unearned compensation	(2,956,141)	(1,116,667)
Total Sen Yu International Holdings, Inc. Shareholders' Equity	59,550,319	22,166,800
Noncontrolling Interest	285,767	285,817
Total Equity	59,836,086	22,452,617
Total Liabilities and Equity	$68,348,413	$39,775,513

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Fiscal Years Ended June 30,
	2011	2010

Revenues	$99,769,757	$70,351,959
Cost of Goods Sold	73,836,033	56,307,072
Gross Profit	25,933,724	14,044,887

Operating Expenses
Selling expenses	3,319,367	2,264,653
General and administrative expenses	1,455,777	934,379
Losses on disposal of fixed assets	72,157	109,098
Bad debt for advanced to suppliers	1,084,608	524,179
Compensation Expense	959,469	4,018,488
Total Operating Expenses	6,891,378	7,850,797

Income From Operations	19,042,346	6,194,090

Other Income (Expense)
Interest expense, net	(112,376)	(70,953)
Other expense, net	(2,770)	(6,453)
Change in fair value of warrants	17,150,616	(1,998,740)
Total Other Income (Expense)	17,035,470	(2,076,146)

Income from Continuing Operations Before Income Taxes	36,077,816	4,117,944
Income Tax Provision	-	-

Net Income Before Noncontrolling Interest	36,077,816	4,117,944

Less: Net loss attributable to the noncontrolling interest	(50)	(145,630)

Net Income Attributable to Sen Yu International Holdings, Inc.	$36,077,866	$4,263,574

Earnings Per Share:
- Basic	$1.64	$0.33
- Diluted	$1.40	$0.29

Weighted Common Shares Outstanding
- Basic	$22,002,885	$12,976,230
- Diluted	$25,863,391	$15,255,131

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Fiscal Years Ended June 30,
	2011	2010

Net Income Before Noncontrolling Interest	$36,077,816	$4,117,944
Other Comprehensive Income:
Foreign Currency Translation Income	2,426,862	246,594
Comprehensive Income	$38,504,678	$4,364,538

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30, 2011AND 2010
	Sen Yu International Holdings, Inc. Shareholders' Equity
									Retained Earning / (Accumulated Deficits)	Accumulated Other Comprehensive Income		Noncontrolling Interest	Total
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid-in Capital	Reserve			Unearned Compensation
	Shares	Amount	Shares	Amount	Shares	Amount		Fund
Balance as of June 30, 2009	4,646	$ 5	-	$ -	41,423	$ 41	$ 4,043,208	$ 1,874,970	$ 5,295,496	$ 720,415	$ -	$ 431,447	$ 12,365,582
Majority Shareholder Waive His Right to Collect the Company's Debt to Him	-	-	-	-	-	-	11,169,236	-	-	-	-	-	11,169,236
Series A Convertible Preferred Stocks were Converted into Common Stocks	(4,646)	(5)	-	-	20,044,689	20,045	(20,040)	-	-	-	-	-	-
Unearned Compensation	-	-	-	-	-	-	-	-	-	-	(1,116,667)	-	(1,116,667)
Issued new common stocks in February, May, and June 2010 for service received	-	-	-	-	806,870	807	5,134,348	-	-	-	-	-	5,135,155

Issuance of preferred stock for financing on June 10, 2010	-	-	1,152,380	1,152	-	-	(9,466,379)	-	-	-	-	-	(9,465,227)
Net Income	-	-	-	-	-	-	-	-	4,263,574	-	-	(145,630)	4,117,944
Appropriation of Reserve Funds	-	-	-	-	-	-	-	1,695,059	(1,695,059)	-	-	-	-
Foreign Currency Translation Gain	-	-	-	-	-	-	-	-	-	246,594	-	-	246,594
Balance as of June 30, 2010	-	$ (0)	1,152,380	$ 1,152	20,892,982	$ 20,893	$ 10,860,373	$ 3,570,029	$ 7,864,011	$ 967,009	$ (1,116,667)	$ 285,817	$ 22,452,617
Net Income	-	-	-	-	-	-	-	-	36,077,866	-	-	-	36,077,866
Series B Convertible Preferred Stocks were Converted into Common Stocks	-	-	(77,143)	(77)	150,000	150	(73)	-	-	-	-	-	-
Convertible Note were Converted into Common Stocks and issue warrants	-	-	913,192	913	1,096,500	1,096	(2,866,180)	-	-	-	-	-	(2,864,170)
Issued new common stocks in February, March and April 2011 for service received	-	-	-	-	935,931	936	2,670,507	-	-	-	(2,671,443)	-	-
Issuance of common stock for financing on February 17, 2011	-	-	-	-	1,383,700	1,384	782,109	-	-	-	-	-	783,492
Issuance of common stock for financing on May 27, 2011	-	-	-	-	804,000	804	(804)	-	-	-	-	-	-
Compensation stock	-	-	-	-	-	-	127,500	-	-	-	-	-	127,500
Amortization Unearned Compensation	-	-	-	-	-	-	-	-	-	-	831,969	-	831,969
Noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	(50)	(50)
Appropriation of Reserve Funds	-	-	-	-	-	-	-	3,175,322	(3,175,322)	-	-	-	-
Foreign Currency Translation Gain	-	-	-	-	-	-	-	-	-	2,426,862	-	-	2,426,862
Balance as of June 30, 2011	-	$ -	1,988,429	$ 1,988	25,263,113	$ 25,263	$ 11,573,432	$ 6,745,351	$ 40,766,555	$ 3,393,871	$ (2,956,141)	$ 285,767	$ 59,836,086

SEN YU INTERNATIONAL HOLDINGS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Fiscal Years Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net Income	$36,077,816	$4,117,944
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	476,630	501,628
Bad debt adjustment	1,084,608	524,179
Consulting fees adjusted from deferred	831,969	106,333
Issue common stock to pay consulting fee	-	3,912,155
Compensation expense for stock granted	127,500	-
Amortization of financing costs	-	80,500
Loss on disposal of fixed assets	72,157	109,098
Loss on disposal of inventories	26,345	245,514
Provision for losses on inventories	(1,245	1,236
Change in fair value of warrants	(17,150,616)	1,998,740
Change in fair value of redeemable stock	11,055	-
Changes in operating assets and liabilities:
Accounts receivable	-	634,550
Inventories	(707,687)	(255,393)
Advanced to suppliers	(21,195,303)	(10,477,518)
Prepayments and other current assets	107,992	(109,214)
Accounts payable and accrued expenses	49,852	(59,738)
Customer deposit	-	4,270
Deferred interest income	(8,672)	48,005
Performance bond	1,083,016	-
Other current liabilities	7,018	(62,884)
Net Cash Provided by Operating Activities	892,435	1,319,405
Cash Flows From Investing Activities:
Payment for purchase of equipment	(112,098)	(51,538)
Payment for construction in progress	(70,805)	(14,801)
Proceeds from sale of property and equipment	45,168	27,802
Net Cash Used in Investing Activities	(137,735)	(38,537)
Cash Flows From Financing Activities:
Proceeds from discount on loans payable	8,672	(48,005)
Proceeds from Convertible Notes	-	2,165,000
Proceeds from issuance of redeemable stock	1,206,000
Proceeds from issuance of stock	3,044,140	2,190,145
Repayments for loans from shareholders/officers	(26,034)	(8,961)
Proceeds the repayment of loans by shareholders/officers	813,712	152,230
Net Cash Provided by Financing Activities	5,046,490	4,450,409
Net Increase in Cash and Equivalents	5,801,190	5,731,277
Effect of Exchange Rate Changes on Cash	(186,448)	11,711
Cash and Equivalents at Beginning of Period	5,825,842	82,854
Cash and Equivalents at End of Period	$11,440,584	$5,825,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$222,015	$-
Income taxes paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$153,989	$70,405
Construction in progress transferred out to be fixed assets	$85,403	$-
Majority shareholder waive his right to the Company's debt	$-	$11,169,236
Issued shares for consulting service	$2,671,443	$5,135,155
Offset debt by fixed assets	$6,791	$11,654,932

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Sen Yu International Holdings Inc (“Sen Yu International” or the “Company”) was founded as a Colorado corporation on June 29, 1983 and was reinstated in Colorado on March 15, 2007. The Company’s board of directors and stockholders approved a change of domicile from Colorado to Delaware on December 6, 2007. In connection with the Company’s change of domicile from Colorado to Delaware, the Company’s authorized capital was increased to 310,000,000 of which 300,000,000 are classified as Common Stock, par value $0.001 per share, and 10,000,000 are classified as Preferred Stock, par value $0.001 per share, issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. For at least ten years prior to August 13, 2009, the Company had not engaged in any business operations.

On August 13, 2009, Sen Yu International acquired all of the outstanding capital stock of Advanced Swine Genetics, Co., Ltd., a Nevada corporation (“Advanced Swine”). In exchange for the outstanding shares of Advanced Swine, Sen Yu International issued 4,646.05933 shares of its Series A Convertible Preferred Stock to the stockholders of Advanced Swine (the “Share Exchange”).  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of Common Stock.  In November 2009 the Series A shares were converted into 20,044,689 (with additional fractional shares issued in or after November 2009) shares of Sen Yu International’s Common Stock, representing approximately 99% of the issued and outstanding shares.

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

In March 2006, Heilongjiang Sen Yu entered into a joint venture agreement with Polar Genetics, Inc., a Canadian corporation (the “Polar Genetics”). The registered capital of Sino-Canadian Sen Yu Polar Swine Genetics Company Limited (“Sino-Canadian Sen Yu”) is RMB16.7 million (equivalent to approximately $2,068,368 as of March 2006). According to the joint venture agreement, Heilongjiang Sen Yu and Polar Genetics are required to contribute RMB10 million (equivalent to approximately $1,238,543 as of March 2006) and 600 primary genetic boars worth RMB6.7 million (equivalent to approximately $829,825 as of March 2006) respectively, in order to own 60% and 40% of the joint venture, respectively. This joint venture was approved by Jiamusi Administration for Industry and Commerce on March 30, 2006, and the actual capital of RMB10 million ($1,246,028) was contributed by Heilongjiang Sen Yu on May 22, 2006. Polar Genetics contributed 628 primary genetic production swine worth RMB6.7 million ($892,263) on October 12, 2007. Since China custom officers did not complete the full inspection, and release the primary genetic boars to Sino-Canadian Sen Yu until November 27, 2007, this joint venture was considered to be in development stage and did not commence principal operations until November, 27, 2007.

Sen Yu International, Advanced Swine, Heilongjiang Sen Yu, and Sino-Canadian Sen Yu, Heilongjiang Sen Yu’s 60% owned joint venture will be called, collectively, “the Company” or “Sen Yu” in the accompanying consolidated financial statements.

2.	BASIS OF PRESENTATION

a.             Fiscal year

The Company’s fiscal year ends on June 30. The accompanying consolidated financial statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows include activities for the fiscal years ended June 30, 2011 and 2010.

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

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. Per historical records, the Company had no uncollectible amount incurred. Therefore, the Company had not recorded any allowance for doubtful accounts as of June 30, 2011 and 2010.

d.	Inventories, Net

Inventories are stated at the lower of cost or market. Cost of raw materials is determined on a first-in, first-out basis (“FIFO”). Finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. The Company estimates an inventory allowance for excessive, slow moving, obsolete inventory and changes in price level as well as inventory whose carrying value is excess of net realized value. Inventory amounts are reported net of such allowances. The raw materials include generally the feedstuffs and other raw materials, and the finished goods include the baby hogs, young hogs and commercial hogs which are ready to sell. However the components of work in progress include generally the director labor, depreciation of the facilities, manufacturing overhead expenses, and other production related fees.

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

Advanced to suppliers are recognized and carried at the original amount advanced to suppliers less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all advances to suppliers. The estimated losses are based on a review of the current status of the existing advance amount. The accumulated allowances for doubtful accounts were $2,814,084 and $1,622,302 as of June 30, 2011 and 2010, respectively.

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

The shipping and handling costs for purchased goods are allocated to cost of sales in the accompanying statement of operations for all periods presented. Shipping costs were zero for the fiscal years ended June 30, 2011 and 2010.

n.	Advertising costs

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising expenses were $2,037 and $0 for the fiscal years ended June 30, 2011 and 2010, respectively.

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

Other than the derivative liabilities, including warrants carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the balance sheet as of June 30, 2011. See more information in Note 12 (b) for warrants treatment.

s.	Employee welfare benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Commencing in January, 2008, per China Regulation, the Company should recognize the welfare expenses when incurred instead of accrued. The total expense for the above plan amounted to $6,238 and $5,479 for the fiscal years ended June 30, 2011 and 2010, respectively. Unlike the pension or other post-employment retirement plan in the U.S, the employee welfare benefit plans applicable to our Chinese subsidiaries are the plans mandated by the Chinese government for the Company to reserve and accrue certain amounts solely for employee benefits. Our Chinese subsidiaries have established employee welfare plans in accordance with Chinese law and regulations, and the Company records and accounts for the employee welfare fees under the Chinese law and regulations. According to such laws and regulations, before January 1, 2008, the Company accrued employee welfare and made annual pre-tax contributions of 14% of all employees’ salaries as required by law.  Since the requirement was mandated by the government, the Company was required to accrue employee welfare as liability. The Company recognizes welfare expenses as incurred under US GAAP.

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

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these consolidated financial statements for the fiscal years ended June 30, 2011 and 2010.

		For The Fiscal Years Ended June 30,
		2011	2010
Assets and liabilities	the fiscal year ended rate of US	$0.15472	$ 0.14746	/RMB

Revenue and expenses	average rate of US	$0.15091	$ 0.14647	/RMB

u.         Income taxes

SenYu International is subject to U.S. federal income taxes and State of Delaware annual franchise taxes, and its U.S. subsidiary, Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Its PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. In particular, under current Chinese law, Heilongjiang Sen Yu and Sino-Canadian Sen Yu are exempt from corporate income tax in China for as long as they operate as hog farming enterprises. However, the exemption is only for a three year period and the renewal is subject to review by the Jiamushi City State Tax Bureau. The tax exempt status of both Heilongjiang Sen Yu and Sino-Canadian Sen Yu expires on May 31, 2012. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by its U.S. subsidiary, Advanced Swine, during the fiscal years ended June 30, 2011 and 2010.  Sen Yu International generated net income only from the change in fair value of warrants for the fiscal year ended June 30, 2011. There was non-realized gain as of June 30, 2011. Therefore, for the fiscal years ended June 30, 2011 and 2010, the Company’s income taxes were zero and zero in PRC and U.S.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At June 30, 2011 and 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

z.         Reclassifications
Certain amounts reflected in the consolidated financial statements for the fiscal year ended June 30, 2010 have been reclassified to conform to the presentation for the fiscal year ended June 30, 2011.

aa.	New accounting pronouncements

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

4.	INVENTORIES

Inventories on June 30, 2011 and 2010 consisted of the following:

	As of June 30,
	2011	2010
Raw materials	$37,305	$46,518
Work in progress	1,006,071	739,597
Finished goods	501,299	158,772
Less: Inventories provision	-	(1,245)
Total	$1,544,675	$943,642

The raw materials generally consist of feedstuff and other raw materials. Finished goods consist of the baby hogs, young hogs and commercial hogs which are ready to sell. Work in progress consists generally of the direct labor, depreciation of the facilities, manufacturing overhead expenses, and other production related fees.

Inventory turnover for the fiscal years ended June 30, 2011 and 2010 consisted of the following:

	For The Fiscal Years Ended June 30,
	2011	2010
Inventory turnover	59.30	57.76

Cost of goods sold in the fiscal year ended June 30, 2011 increased as compared to the same period in 2010 as a result of the increase in sales. Average inventories in the fiscal year ended June 30, 2011 increased as compared to the same period in 2010. However, the increased amount of cost of goods sold was greater than the amount of increased average inventories for the fiscal year ended June 30, 2011. As a result, the inventories turnover rate, which equals the cost of goods sold divided by the average inventory, for the fiscal year ended June 30, 2011 was higher than that in the same period in 2010.

5.	ADVANCES TO SUPPLIERS, NET AND PERFORMANCE BOND

Heilongjiang Sen Yu has a cooperation agreement with Wang Da, a professional feeding materials provider and a collector for good quality commercial hogs, on October 11, 2007. Pursuant to the terms of the agreement, Heilongjiang Sen Yu agreed to loan money to Wang Da to support Wang Da’s farmers’ use of good quality feedstuffs to raise their commercial hogs, and then sell those hogs to Heilongjiang Sen Yu once they mature. Wang Da can offset the loan amount from Heilongjiang Sen Yu once it delivers the farmers’ commercial hogs to Heilongjiang Sen Yu. In order to extend the Company’s farmer-based production model and acquire significant amounts of hogs in the near future from Wang Da, Heilongjiang Sen Yu loaned an aggregate amount of RMB 363,772,734 (equivalent to$56,281,685) to Wang Da as of June 30, 2011. Heilongjiang Sen Yu adopted a bad debt allowance at 5% of the principal amount advanced to Wang Da for the fiscal years ended June 30, 2011 and 2010. Accordingly, the bad debt allowances were RMB18,188,637 (equivalent to $2,814,084) and RMB11,001,547 (equivalent to $1,622,302) as of June 30, 2011 and 2010, respectively. Including the amount of advances to suppliers by the joint venture, Sino-Canadian Sen Yu, the Company had a total net amount advances to suppliers as of June 30, 2011 and 2010 as follows:

	As of June 30,
	2011	2010
Advanced to suppliers	$56,287,869	$32,452,993
Less: Accumulated bad debt allowance	2,814,084	1,622,302
Advanced to suppliers, net	$53,473,785	$30,830,691

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

Heilongjiang Sen Yu renewed the cooperation agreement with Wang Da effective January 1, 2009.  Heilongjiang Sen Yu still finances Wang Da, with fixed profit margins set by Heilongjiang Sen Yu, and Wang Da in turn finances the farmers by providing fodder on credit obtained through its volume purchasing. Wang Da also guarantees the collection of mature hogs that meet Heilongjiang Sen Yu’s quality standards. In case Wang Da breaches the terms of the cooperation agreement, Heilongjiang Sen Yu can still exercise the above rights to secure its loans to Wang Da.

In order to further enhance the cooperation, the Company entered into an amended and restated cooperation agreement with Wang Da on April 1, 2011, most of terms remain the same, except that Wang Da agreed to pay RMB7 million (equivalent to $1,083,016) to the Company as the performance bond, which was fully paid on April 18, 2011.  Such bond will be returned to Wang Da when the agreement is terminated.  The parties also agree that if Wang Da breaches this agreement during the agreement term, the Company has the right to deduct its losses from the bond. In addition, the feed cost will be increased to $108 from $100 beginning in April 2011, upon such amended and restated cooperation agreement.

Pursuant to this amended and restated agreement, if Wang Da fails to satisfy its obligations, the Company can assume the rights of Wang Da under its Fodder Supply and Commercial Hog Buy-Back Agreements with the Wang Da farmers.  This assumption of rights would enable the Company to take direct delivery of the full-grown hogs due to Wang Da.  In the event that the sale of those hogs did not provide sufficient returns to satisfy Wang Da’s obligations to the Company, it would have access to Wang Da’s additional assets to meet the shortfall, including cash, account receivables, prepayments, inventory and other receivables. The Company is not responsible for Wang Da’s liabilities and is under no obligation to succeed to Wang Da’s business upon assumption of Wang Da’s rights.  The Company does not have a priority claim over the other creditors and all creditors will have equal access proportional to their claims to Wang Da’s assets.

Advances to suppliers aging as of June 30, 2011 and June 30, 2010 consisted of the following:

	As of June 30,
	2011	2010
Less than 90 days	$23,897,702	$9,082,676
91days-180days	19,035,971	13,718,027
181days-365days	13,354,196	9,649,092
More than 365days	-	3,198
Total	$56,287,869	$32,452,993

The Company’s advances to suppliers with ages of less than 91 days represented approximately 44% and 27.99% of the total advanced to suppliers as of June 30, 2011 and June 30, 2010, respectively.

Advances to Wang Da’s turnover for the fiscal years ended June 30, 2011 and 2010 consisted of the following:

	For The Fiscal Years Ended June 30,
	2011	2010
Advances to Wang Da’s turnover	1.69	2.06

There was a significant increase in the purchase of commercial hogs from Wang Da resulting from the Company’s increase in sales of commercial hogs for the fiscal year ended June 30, 2011 as compared to the same period in 2010. In order to acquire large numbers of commercial hogs in the coming year, the amount of average advances to Wang Da increased for the fiscal year ended June 30, 2011 as compared to the same period in 2010. However, the increased amount of average advances was greater than the amount of increased purchases of commercial hogs during the current year. As a result, the turnover rate of advances to Wang Da for the fiscal year ended June 30, 2011 was lower than the amount in the same period in 2010.

The components of the advances are shown in the following table as of June 30, 2011:

Advance to Wang Da: US $53.5 mm
Advances to Wang Da in US$
Fodder provided to Farmers	$41,546,035
Fodder used on Sen Yu Farms	(84,474)
Feed	14,820,124
Sub-total	56,281,685
Less: Bad Debt Allowance	2,814,084
Total	$53,467,601

Month	Unit Price	Piglets	Advances to Wang Da in US$
Jan-11	100	54,815	$5,455,805
Feb-11	100	63,830	6,370,725
Mar-11	100	69,600	6,946,615
Apr-11	108	68,520	7,388,600
May-11	108	69,890	7,536,329
Jun-11	108	72,780	7,847,961
		399,435	$41,546,035

Fodder provided to Farmers: $41,546,035

Fodder provided to farmers is determined by an estimation of fodder consumed from January to June of 2011. The Company and Wang Da inspect the farmers periodically to monitor the birth rate of piglets and hogs ready to be sold to market in order to determine the feed consumption. The fodder estimation is calculated on a 6 month basis.

Feed: $14,820,124

“Feed” is one of the components of the Advance to Wang Da, defined as the corn, which is used to mix fodder.  The corn costs constitute approximate 45% of costs of total mixed fodder.  In order to stabilize the mixed fodder costs of Wang Da, the Company generally advances a “corn fund” to Wang Da between October and December each year.  Based on the negotiation with Wang Da, the “corn fund” is calculated as 30% of the total annual projection of the fodder costs for the next fiscal year.  The Company will offset this amount in the coming fiscal year when the Company provides fodder advances to Wang Da.  A mature hog weighing 100 kg consumes 288 kg of feed with a feed cost of $100. The life cycle is 155 days from birth to be considered mature. Pursuant to the amended and restated cooperation agreement on April 1, 2011, the feed cost will be increased to $108 from $100 beginning in April 2011.

Fodder used on Sen Yu Farms: $84,474
The fodder used on Sen Yu farms is the fodder supply for the breeding hogs produced on the Company’s farms. Wang Da provides the Company with short term credit for the fodder used on the Company’s farm.
6.         PREPAYMENTS AND OTHER CURRENT ASSETS

As of June 30, 2011 and 2010, prepayments and other current assets consisted of the following:

	As of June 30,
	2011	2010
Prepaid rent	$52,738	$15,751
Advance to employees	5,676	3,401
Other receivable	13,755	157,625
Total	$72,169	$176,777

7.	PROPERTY, PLANT, EQUIPMENT, AND BREEDING STOCK

Property, Improvements, Equipment, and Breeding Stock, less accumulated depreciation, consisted of the following:

	As of June 30,
	2011	2010
Buildings and improvements	$1,863,336	$1,775,956
Land improvements	293,978	280,193
Leasehold improvements	158,967	116,446
Machinery and equipments	676,405	684,077
Breeding stock	721,393	556,320
Sub-Total	3,714,079	3,412,992
Less: Accumulated depreciation	1,897,092	1,429,232
Total	$1,816,987	$1,983,760

Depreciation expenses for the fiscal years ended June 30, 2011 and 2010 were $ 476,630 and $501,628 respectively. Loss on disposal of fixed assets for the fiscal years ended June 30, 2011 and 2010 were $72,157 and $109,098 respectively.

8.         LOANS PAYABLE

Loans payable as of June 30, 2011 and 2010 consisted of the following:

Loans payable, net, current maturities	As of June 30,
	2011	2010
On December 1 and 16, 2005, the Company obtained loans in amounts of   RMB 2.8 million (equivalent to $433,207 and $412,891 as of June 30, 2011 and June 30, 2010, respectively) and RMB 0.7 million (equivalent to $108,302 and $103,223 as of   June 30, 2011 and June 30, 2011, respectively) from Jiamusi Government Financial Bureau ("JGFB") by pledging certain buildings in Huanan, which have a carrying value of approximately RMB 2.6 million (equivalent to $402,263). The term of the debt was originally from October 31, 2005 to 2007. Since the Company is an agricultural enterprise and its business is supported by the Chinese Government, these loans do not bear interest, and the original due date has been extended to December 31, 2011.
	$541,509	$516,114
On April 20 and September 25, 2007, the subsidiary of the Company, Sino-Canadian, obtained loans in amounts of RMB 1.5 million (equivalent to $232,075 and $221,192 as of June 30, 2011 and June 30, 2010, respectively) and RMB 0.5 million (equivalent to $77,358 and $73,731 as ofJune 30, 2011 and June 30, 2010, respectively) from Tangyuan Government Financial Bureau ("TGFB") by pledging certain buildings in Heijinhe, which have a carrying value of approximately RMB5.1 million (equivalent to $789,054). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the Chinese government supports the Company's business, these loans do not bear interest and all of their due dates had been extended to December 31, 2009. Whereas, on December 16, 2009, the due dates of these loans has been extended to December 31, 2011.
	309,433	294,923
On May 9, 2007, the Company obtained a loan in amount of RMB2 million (equivalent to $309,433 and $294,923) as of June 30, 2011 and June 30, 2010, respectively) from JGFB by pledging certain buildings in Huanan, which have a carrying value of approximately RMB1.5 million (equivalent to $232,075). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the government support the Company's business, this loan does not bear interest and the due date had been extended to December 31, 2009 by JGFB on June 16, 2008.  Whereas, on December 16, 2009, the due dates of these loans has been extended to December 31, 2011.
	309,433	294,923
Total loans payable, current maturities	1,160,375	1,105,960
Less: discount on loans payable, current	31,858	39,036
Total loans payable, net, current maturities	$1,128,517	$1,066,924

9.	CONVERTIBLE NOTE, NET

On February 22, 2010, the Company consummated an offering of 10% Secured Convertible Notes (the “February 2010 Notes”) with an aggregate principal amount of $2,165,000. The Notes were sold at par to twelve investors. The maturity date of the Notes was February 22, 2011. Interest on the Notes of 10% per annum was payable quarterly. Payment of interest and principal was secured by a pledge of the Company’s shares owned by Ligang Shang, the majority stockholder of the Company. In the event that the Company completes an equity financing of $5 million or more (a “Qualified Financing”), the Notes shall automatically convert into securities of like kind to the securities sold in the Qualified Financing at a 50% discount to the purchase price of the securities in the Qualified Financing.  If the Company does not complete such a Qualified Financing prior to the maturity date of the Notes, the Note holders shall be repaid, in cash, the principal amount of the Notes plus interest, and the Company would be required to issue to the Note holders warrants to purchase common stock at $1.50 per share, up to the principal amount of the Notes. The Company applies ASC Topic 470 to determine the classification of its convertible debt. In accordance with that guidance, when convertible debt is issued and conversion features that are not beneficial at the commitment become beneficial upon the occurrence of a future event, no value is apportioned to the conversion feature. Therefore, convertible debt was entirely recorded in liabilities as of December 31, 2010.

All the February 2010 Notes were automatically converted, for no additional consideration, into an aggregate of 1,096,498 shares of the Company’s common stock, 913,192 shares of Series B Preferred Stock, Series A Warrants to purchase an aggregate of 799,044 shares of common stock, Series B Warrants to purchase an aggregate of 799,044 shares of common stock and Series F Warrants to purchase an aggregate of 877,199 shares of common stock, immediately following the closing of a private placement of $3,044,140 of common stock in February 2011, which together with a private placement of $2.42 million of the Company’s Series B Preferred Stock in June 2010, constituted a “Qualified Financing”. The Series A Warrants, Series B Warrants and Series F Warrants issued to the Notes holders have an exercise period of three years from February 17, 2011 and the original exercise price for these warrants is $3.00, $4.10 and $2.64 per share, respectively.  The exercise price for Series A Warrants and for Series B Warrants were adjusted to be $1.80 and $2.46 respectively, due to the financing terms in the June 2010 Private Placement.

Upon the consummation of the Qualified Financing, the Notes became convertible and conversion feature were beneficial. As a result, the intrinsic value of the beneficial conversion feature of $2,165,000 was recorded as discount of convertible debt at the closing date of the February 2011 Private Placement. Therefore, the total amount of convertible notes net was $0 as of June 30, 2011

10.	LOANS FROM STOCKHOLDERS/OFFICERS, NET

Loans from stockholders/officers are unsecured, non-interest bearing, and have not set repayment date. At the quarter ended September 30, 2009, in order to increase the working capital of the Company, the majority stockholder, Mr. Ligang Shang, waived his right to collect the Company’s debt to him in an aggregate amount of $11,169,236.  That sum was added to paid-in capital as of September 30, 2009. The increase of loans from stockholders/officers was mainly attributable to the fact that Mr. Zhenyu Shang, the Chairman and Chief Executive Officer loaned fund to the Company in order to finance increasing professional fees and other investor-relation related costs.  As a result, the total net amount of loans from the stockholders/officers was $794,354 as of June 30, 2011.
.

11.           COMMITMENTS

The Company enters into certain annual commercial hog sales contracts with its major customers to decrease its market risk in the ordinary course of business. These commercial hog sales contracts are normal sales contracts that do not result in the sale or purchase of a derivative financial instrument. The Company utilizes these contracts to establish adequate sales to minimize the risk of market fluctuations. The Company continually monitors its overall market position and fair value. The contracts information listed as follows:

Contract #	Sales Contracts	Client’s Name	Contract Term	Sales Quantities
1	Merchandise hogs sales	Beijing Dahongmen	from September 29, 2010 to September 28, 2011	200 thousand hogs per year

2	Merchandise hogs sales	Beijing Fifth Meat Factory	from August 29, 2011 to August 28, 2012	400 thousand hogs per year

	Sales Price	Hog Average Weight	Hogs Quality	Penalty
1	Market value in Beijing area	From 75 to 90kg	second or/and third generation of merchandise hogs	1% penalty if the merchandise hogs delivered late

2	Market value in Beijing area	From 75 to 90kg	second or/and third generation of merchandise hogs	1% penalty if the merchandise hogs delivered late

The Company leases several office spaces, employee living space, and certain pigsties under non-cancelable operating leases. The rental expenses under operating leases were $177,450 and $199,416 in the fiscal years ended June 30, 2011 and 2010, respectively. Future minimum rental commitments on June 30, 2011, are as follows:

For The Fiscal Years Ending June 30,	Amount
2012	$161,863
2013	157,112
2014	22,057
2015	1,509
2016	1,509
Thereafter	27,415
Total minimum payments required	$371,465

12.       STOCKHOLDERS’ EQUITY

a.	Preferred Stock
The Board is authorized to designate the preferred stock in classes, and to determine the rights, privileges and limitations of the shares in each class. There were 10,000,000 shares of preferred stock authorized, par value $0.001 per share.

Series A Convertible Preferred Stock

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

Series B Convertible Preferred Stock

On June 11, 2010, the Company consummated an offering with certain accredited investors pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement (“2010 June Private Placement”). The Company raised gross proceeds of $2,420,000 and issued to the investors an aggregate of (i) 1,152,380 shares of Series B convertible preferred stock with an initial one-to-one conversion ratio into shares of the Company’s common stock (“Preferred B Stock”), (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of common stock (the “Series A Warrants”), and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of common stock (the “Series B Warrants”). Additionally, the investors were granted an option to purchase up to $3,000,000 of additional Preferred B Stock any time on or before December 11, 2010. The option expired without being exercised in December 2010. In connection with the 2010 June Private Placement, the Company also issued to Global Arena Capital Corp., the Company’s placement agent (“Global”), and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years. From the proceeds of the offering, the Company paid a fee of $116,160 to the placement agent as commission.  The Company also reimbursed the placement agent for its management and finance expenses totaling $53,240.  In addition, the Company incurred other direct costs of $60,455. As a result, the Company realized net proceeds of $2,190,145 from the offering.

The conversion price of the Series B Preferred Stock is subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In the event the February 2010 Convertible Notes are converted at a price per share below $2.10, the conversation price shall immediately be adjusted to the equivalent of such lower price per share. The conversation price of Series B Preferred Stock issued in the June 2010 offering was $1.08 per share for the 2010 June Private Placement investors as of June 30, 2011.

On March 16, 2011, 77,143 shares of Series B convertible preferred stock issued in the 2010 June Private Placement were converted into 150,000 shares of common stock at a conversion price of $1.08 per share.

On February 17, 2011, 913,192 shares of Series B Preferred Stock were issued upon the automatic conversation of the Notes issued in the February 2010 Offering.  The initial conversion ratio for the Series B Preferred Stock issued on February 17, 2011 is one-to-one.

As of June 30, 2011and 2010, there were 1,988,429 and 1,152,380 shares of Series B Stock outstanding. As of June 30, 2011, there are 913,192 shares of Series B Stock with a conversion ratio into common stock of one to one and 1,075,237 shares of Series B Stock are convertible into common stock at the conversion price of $1.08.

b.	Warrants

Series A Warrants and Series B Warrants
The Series A Warrants and Series B Warrants have an initial exercise price of $3.00 and $4.10 per share, respectively, and are each exercisable for three years from the dates of their issuance. As long as any Series A Warrant or Series B Warrant is held by a 2010 June Private Placement investor, the Company is prohibited from entering into any subsequent financing involving issuances of securities of the Company (the “Subsequent Financing”), if (i) the securities issued therein are convertible into common stock at variable conversion rates, or (ii) an investor in the Subsequent Financing is granted the right to receive additional shares based on future transactions of the Company on more favorable terms than those granted to the 2010 June Private Placement investors.

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into common stock issued by the Company.  The Company’s basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of June 30, 2011, respectively.

On February 17, 2010, Series A Warrants to purchase an aggregate of 799,044 shares of common stock and Series B Warrants to purchase an aggregate of 799,044 shares of common stock were issued upon the conversion of the February 2010 Notes. These Series A Warrants and Series B Warrants were initially exercisable at $3.00 and $4.10, respectively, for three years from February 17, 2011. The Company’s basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, and as a result the Series A Warrants and Series B Warrants issued upon the conversion of the February 2010 Notes were exercisable at $1.80 and $2.46 per share as of June 30, 2011, respectively

As of June 30, 2011, 1,807,378 Series A Warrants and 1,807,378 Series B Warrants were outstanding, respectively.

Series C Warrants to Series E Warrants
In connection with the 2010 June Private Placement, the Company issued to Global, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable for five years at $3.00 per share, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years. None of these warrants has been exercised as of June 30, 2011.

Series F Warrants

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

As of June 30, 2011, 1,984,159 Series F Warrants were outstanding.

Following is a summary of the status of Series A to F warrants activity as of June 30, 2011:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, July 1, 2010	2,237,834	$3.50	3.90	$2.65
Granted	3,582,247
Forfeited	-	-	-	-
Exercised	-	-	-	-
Adjusted by investment agreement	-	(0.77)
Outstanding, June 30, 2011	5,820,081	$2.73	2.45	$-

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

As a result of adopting this ASC 815-40 “Accounting for Derivative Financial Instruments” standard, Series A- F warrants are treated as derivative liabilities warrants because the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, RMB.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.  The fair value of the warrants was determined in the following manner:

The fair value of the warrants issued in the June 2010 Private Placement was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 267.8%, risk free interest rate 0.39% for Series A and B warrants, and risk free interest rate 0.67% for Series C to E warrants. The fair value of those warrants was calculated at $1,418,241 as derivative liabilities warrants as of June 30, 2011.

The fair value of the warrant issued in the February 2011 Private Placement was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 267.8%, Risk free interest rate 0.67%. The fair value of this warrant was calculated at $732,107 as derivative liabilities warrants as of June 30, 2011.

The fair value of the warrants issued upon conversation of the February 2010 Notes was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 267.8%, Risk free interest rate 0.67%. The fair value of those warrants was calculated at $1,642,966 as derivative liabilities warrants.

The fair value of outstanding warrants was $3,793,314 and $13,654,111 as of June 30, 2011 and 2010. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions

	As of June 30, 2011	As of June 30, 2010
Volatility	267.8%	293.70%
Risk free interest rate	0.39% or 0.67%	0.95% or 1.77%
Expected term	1.95-3.95 years	2.95-4.95 years

The change in fair value of warrants was recorded as other loss or income for the fiscal years ended June 30, 2011 and 2010.

d.	Common Stock
After the change of domicile from Colorado to Delaware on December 6, 2007, the Company had 300,000,000 authorized shares Common Stock, par value $0.001 per share. After recapitalization, the Company had 41,423 shares of Common Stock outstanding and issued as of June 30, 2009. In November 2009, 4,646.05933 outstanding shares of Series A Convertible Preferred Stock were converted into 20,044,689 shares of Common Stock. On January 29, 2010, the board of directors of the Company authorized, and on February 2, 2010, the Company issued, 5,000 shares of Common Stock to its consultant for services rendered for the term from January 29, 2010 to June 30, 2010.  Moreover on May 3, 2010, the board of directors of the Company authorized, and the Company issued an aggregate number of 200,000 shares of Common Stock to Mr. Cong and Mr. Hau for services rendered for the period from April 16, 2010 to April 15, 2013.

In addition, the Company issued to Primary Capital LLC (“Primary”) and one individual, Mr. Ming Liu, 361,870 and 240,000 shares of restricted common stock (collectively, the “Shares”) of the Company on June 9, 2010, respectively. The Shares were issued in connection with a settlement and termination agreement (the “Settlement Agreement”) entered into by the Company and Primary dated June 4, 2011. The Settlement Agreement provides for (i) termination of certain advisory agreements between the Company and Primary including the Agreement for Financing and Additional Services entered into by the same parties on or about May 18, 2009 (the “2009 Agreement”) and (ii) issuance of the Shares and payments in an aggregate of $160,000 plus 1% of the gross proceeds of certain future financing by the Company in order to settle a dispute between the Company and Primary related to certain payment obligations of the Company pursuant to the 2009 Agreement. The 2009 Agreement serves to amend and restate an engagement agreement dated May 28, 2008 (the “2008 Agreement”) that had been entered into by the Company and Primary in connection with the reverse merger between the Company and Advanced Swine.

The Company agreed to issue a number of shares of common stock equal to 3% of the outstanding shares of the Company to Primary Capital LLC upon the closing of the reverse merger transaction, which occurred on August 13, 2009 and 3% of the outstanding shares of the Company was issued accordingly in November 2009, after the reverse merger transaction closed. In addition, the Company agreed to issue another 3% to Primary Capital LLC at the closing of the Company’s proposed financing, which occurred in February 2010 (See February 2010 Notes Offering).

On February 17, 2011, an aggregate of 1,096,498 shares of the Company’s common stock were issued upon conversion of the February 2010 Notes.

In March 2011, the Company issued 40,931 shares of common stock to Hampton Growth for rendering professional investors-relation services, 25,000 shares of common stock to Chunying Chen and 250,000 shares of common stock to each of Ming Jie Huo and Song Ling Huo for consulting services they rendered.  Pursuant to the amended service agreement with Hampton Growth in April 2011, the Company issued 370,000 shares of common stocks to Hampton for rendering professional investors-relation services.

February 2011 Private Placement
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

May 2011 Private Placement

On May 27, 2011, the Company entered into a financing transaction with four non-U.S. investors.  The Company sold an aggregate of 804,000 shares of common stock at $1.50 per share for total gross proceeds of $1,206,000 (the “May 2011 Private Placement”).  Pursuant to the Subscription Agreement, at any time after 18 months and before 30 months after the closing of the May 2011 Private Placement, the investors will have a right to require the Company to repurchase the shares at a price which, subject to certain anti-dilution adjustments, equals the original purchase price plus interest accrued at 10% per annum. The Company’s obligation to repurchase such shares is personally guaranteed by Mr. Zhenyu Shang, the Chairman and the Chief Executive Officer of the Company.

Under the terms of the Subscription Agreement, the common stock issued to four non-U.S. individual investors are redeemable at the option of the holder. Due to the redeemable nature associated with the common stock issued to the four non-U.S. investors, the Company has classified the shares of common stock as temporary equity. When and if the redemption right expires or when redemption becomes improbable, the shares of common stock will be classified as shareholders’ equity. The amount that would have been paid if the redemption had occurred on June 30, 2010 is $1,217,055, including interest based on 10% per annum accrued from inception.

The Company had 25,263,111 shares of common stock outstanding and issued as of June 30, 2011.

e.	Additional Paid-In Capitals
The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. $11,573,432 was recorded as additional paid-in capital as of June 30, 2011.

f.	Shares Base Compensation and Unearned Compensation
On February 2, 2010, the Company issued 5,000 shares of common stock to a consultant for services rendered during the period from January 29, 2010 to June 30, 2010.  On May 3, 2010, the Company issued 100,000 shares of common stock to each of Mr. Cong and Mr. Hau for services rendered for the period from April 16, 2010 to April 15, 2013.
In order to develop a potential market of breeding and commercial hogs in West China, on March 23, 2011, the Company issued an aggregate number of 500,000 shares of common stock to two consultants for their services rendered.  The Company issued 25,000 shares of common stock to Chunying Chen for services rendered during the period from February 28, 2011 to February 28, 2012 to provide general management advice, especially in the areas of financial management, investor relation and business planning.

In addition, the Company issued 40,931 shares of common stock to Hampton Growth for rendering professional investor relations services for the six months commencing February 23, 2011. Pursuant to the amended agreement on April 22, 2011, the Company issued 370,000 of common stock to Hampton Growth for rendering professional services for the twelve months ending April 21, 2012.

The Company debited unearned compensation on the grant dates, and will recognize total compensation expenses over the period of rendering service. Unearned compensation represents the cost of services yet to be performed, and the Company reports unearned compensation in stockholders’ equity in the balance sheets, as a contra-equity account.

13.	Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For The Fiscal Years Ended June 30,
	2011	2010
Basic:
Numerator:
Net income for basic calculation	$36,077,866	4,263,574
Denominator:
Weighted average common shares	22,002,885	12,976,230
Denominator for basic calculation	22,002,885	12,976,230
Net income per share — basic	1.64	0.33

Diluted:
Numerator:
Net income for basic calculation	36,077,866	4,263,574
Effect of dilutive securities issued	144,293	76,516
Net income for diluted calculation	36,222,159	4,340,091
Denominator:
Denominator for basic calculation	22,002,885	12,976,230
Weighted average effect of dilutive securities;
Series B Preferred Stock and warrants, and convertible note	3,860,506	2,278,901
Denominator for diluted calculation	25,863,391	15,255,131
Net income per share — diluted	$1.40	$0.28

14.	CONCENTRATION OF BUSINESS

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

b.           Major Customers

The following summarizes sales to major customers (each represented 10% or more of the Company’s total sales revenues):

For the Fiscal Years Ended June 30,	Sales to Major Customers	Number of Customers	Percentage of Total Sales Revenue
2011	$97,287,157	2	97.51%
2010	$68,329,331	2	97.12%

c.           Major Suppliers

The following summarizes purchased from major suppliers (each represented 10% or more of purchased):

For the Fiscal Years Ended June 30,	Purchase from Major Suppliers	Number of Suppliers	Percentage of Total Purchases
2011	$73,179,180	1	99.09%
2010	$55,467,067	1	99.87%

15.	GEOGRAPHICAL RISKS

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

None.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). As of June 30, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective. The Company’s management will endeavor to hire more qualified personnel to direct the designing and implementation of the Company’s disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the fiscal year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

 Effective September 26, 2011, the board of directors of the Company, by written consent to action, appointed Ms. Tongyu Zhang as the interim Chief Financial Officer of the Company. The Company is in the process of searching for a permanent candidate to replace Ms. Zhang as Chief Financial Officer of the Company.

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

The Company has agreed to pay Ms. Zhang a salary of RMB 5,000 per month for her services as interim Chief Financial Officer of the Company. The Company has not entered into any formal employment agreement with Ms. Zhang. Ms. Zhang has no family relationships with any of the executive officers or directors of the Company. There have been no transactions in the past two years to which the Company or any of its subsidiaries was or is to be a party, in which Ms. Zhang had, or will have, a direct or indirect material interest.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following sets forth certain biographical information concerning our directors and executive officers as of June 30, 2011:

	Position/Title	Age	Director/Officer Since
Zhenyu Shang	Chairman and Chief Executive Officer	39	August 2009
Tongyu Zhang	Director and Interim Chief Financial Officer	38	August 2009*
Ligang Shang	Vice Chairman and Director	51	April 2008
Paul Li	Chief Financial Officer	59	September 2010*
* On September 13, 2010, we appointed Mr. Paul Yu Chin Li, as our Chief Financial Officer who resigned on June 6, 2011 and his resignation became effective on August 5, 2011. The board, on September 26, 2011, appointed Ms. Tongyu Zhang as our Interim Chief Financial Officer.

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

Paul Li. Mr. Li has 34 years of financial management experience. He has been an independent director of China Energy Corporation (OTCBB: CHGY) since June 2010. Prior to joining the Company in September 2010, Mr. Li served as a partner of Xinglongjie Investment Consulting (Beijing) Co., a financial advisory firm providing financial services to publicly listed and private companies in China until July, 2010.  Mr. Li was a manager with Kelmar Associates LLC, a corporate regulatory compliance consulting firm providing auditing services to the US government from April 2007 to January 2010. From October 2004 to March 2007, Mr. Li was an internal audit and compliance officer with the Countrywide Financial Corporation/Bank of America, a mortgage lender. Mr. Li received his MBA in risk management from the College of Insurance, New York.  Mr. Li is a Certified Public Accountant licensed in New Jersey and California. Mr. Li left the Company due to personal reasons, who had no disagreement with the Company.

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awards to, earned by, or paid to our current principal executive officer, our current principal financial officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000, if any (collectively, the “Named Executive Officers”) for all services rendered in all capacities to us and our subsidiaries for the fiscal years ended June 30, 2011, and 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Stock Awards	Option Awards	NonEquity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Zhenyu Shang,	2010	2,812	-	-	-	-	-	-	2,812
Chief Executive Officer	2011	9,960	-	-	-	-	-	-	9,960

Tongyu Zhang,	2010	3,515	-	-	-	-	-	-	3,515
Chief Financial Officer	2011	8,601	-	-	-	-	-	-	8,601

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We do not have any written employment agreements with our executive officers, aside from those entered into between our subsidiaries in China and all employees in China.

The Company and Mr. Ligang Shang had a one year employment agreement dated as of September 2, 2010 under which Mr. Ligang Shang is entitled to an annual cash compensation of $60,000. The agreement also contains standard non-compete and non-disclosure clause which will be valid until one year after the termination.  Currently Mr. Ligang Shang is no longer an officer of the Company, but he still serves as the corporate secretary and a director of the board. His compensation terms remain the same.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth information, as of September 22, 2011, concerning (a) each person that is known to us to be the beneficial owner of more than 5% of our Common Stock; (b) each of our named executive officers; (c) each director; and (d) all of the directors and executive officers as a group. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC.

At the close of business on September 22, 2011, we had 25,661,533 shares of Common Stock outstanding and 1,988,429 shares of Series B Preferred Stock outstanding. Shares of Series B Preferred Stock are convertible, at the option of the holder thereof, at any time, into Common Stock. Holders of Series B Preferred Stock do not have voting rights.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of September 22, 2011 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, the address of each beneficial owner is c/o Sen Yu International Holdings, Inc., 19 West 44th Street, New York, New York.

		Shares Beneficially Owned
Name of Beneficial Owner	Office, If Any	Common Stock		Series B Preferred Stock		% Total Voting Power
		Shares	% of Class	Shares	% of Class
Directors and Officers
Zhenyu Shang	Chairman, CEO & President	0	*	0	*	*
Tongyu Zhang	Chief Financial Officer	0	*	0	*	*
Ligang Shang	Vice Chairman, Director, Corporate Secretary	15,706,701	61.21%	0	*	61.21%
All Officers and Directors as a group (3 persons named above)		15,706,701	61.21%	0	*	61.21%

5% Security Holders
		Shares Beneficially Owned
Name & Address of Beneficial Owner	Office, If Any	Common Stock		Series B Preferred Stock		% Total Voting Power
		Shares	% of Class	Shares	% of Class
Ligang Shang	Vice Chairman, Director, Corporate Secretary	15,706,701	61.21%	0	*	61.21%
D. D Investments Co., LIMITED		1,383,800	5.39%	0	*	5.39%

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

Item 14.  Principal Accounting Fees and Services.

All services reflected in the following for fiscal year ended June 30, 2011 and 2010 were pre-approved in accordance with the policy of our Board of Directors.

Audit Fees. Our principal accountant billed $89,800 and $80,000 to the Company for professional services rendered for the audit of financial statements for the fiscal years ended June 30, 2011 and 2010, respectively.

Audit-Related Fees. There were $15,000 and $0 billed in the fiscal years ended June 30, 2011 and 2010 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees. Tax fees consist of the preparation of Federal corporation income tax returns, State corporation income tax returns, and State annual filing regarding tax compliance issues. Our principal accountant billed $5,500, $5,500, and $5,500 for tax preparation fees for tax service rendered in March and February 2011 for fiscal years ended June 30, 2010, 2009, and 2008 tax filing, respectively. There were no tax preparation fees billed for the fiscal year ended June 30, 2011 tax filing to date.

All Other Fees. There were no other fees billed in each of the last two fiscal years by the principal accountant.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

 (a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules listed in the Index to Financial Statements on Page F-1 to Page F-29 are filed as part of this Annual Report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index immediately following the signature page of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2011.

Sen Yu International Holdings, Inc.

By:	/s/ Zhenyu Shang
Name: Zhenyu Shang
Tile: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenyu Shang	Chief Executive Officer, Chairman of the Board	September 28, 2011
Zhenyu Shang	(Principal Executive Officer)

/s/ Tongyu Zhang	Interim Chief Financial Officer	September 28, 2011
Tongyu Zhang	(Principal Financial and Accounting Officer)

/s/ Ligang Shang	Vice Chairman and Director	September 28, 2011
Ligang Shang

INDEX TO EXHIBITS
Item 16. Exhibits

Exhibit No.	Description
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

10.7	Form of Series A Warrants - incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2010.
10.8	Form of Series B Warrants - incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on June 14, 2010.
10.9	Form of Series C Warrants - incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on June 14, 2010.
10.10	Form of Series D Warrants - incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on June 14, 2010.
10.11	Form of Series E Warrants - incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed on June 14, 2010.
10.12	Form of Series F Warrants - incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on February 22, 2011.
10.13	Form of Subscription Agreement - incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 22, 2011.
10.14	Subscription Agreement - incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2011.
10.15
English Translation of Breeding Swine Sales Agreement between the Company and Harbin Golden Lotus Trade Co, Ltd. – incorporated by reference from Exhibit 10.12 to the Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.16
English Translation of Supplemental Agreement between the Company and Harbin Golden Lotus Trade Co, Ltd. – – incorporated by reference from Exhibit 10.13 to the Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.17
English Translation of Supplemental Agreement to the Cooperation Agreement between Heilongjiang Sen Yu Animal Husbandry Co., Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd. – incorporated by reference from Exhibit 10.14 to the Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.18
English Translation of Sales Agreement with Beijing Er Shang Dahongmen Food and Meat Processing Inc. – incorporated by reference from Exhibit 10.15 to the Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.19
English Translation of Cooperation Memorandum among the Company, Harbin Golden Lotus Trade Co, Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd. – incorporated by reference from Exhibit 10.16 to the Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.20
English Translation of Supplemental Agreement to the Cooperation Memorandum among the Company, Harbin Golden Lotus Trade Co, Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd. – incorporated by reference from Exhibit 10.17 to the Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010

10.21
English Translation of Restated and Amended Breeding Hog Exclusive Sales Agreement between the Company and Harbin Golden Lotus Trade Co, Ltd. - incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011

10.22
English Translation of Restated and Amended Cooperation Agreement between Heilongjiang Sen Yu Animal Husbandry Co., Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
- incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011

10.23
English Translation of Restated and Amended Three Parties Cooperation Agreement among the Company, Harbin Golden Lotus Trade Co, Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
- incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011

10.24
English Translation of Memorandum re Restated and Amended Operating Agreements among the Company, Harbin Golden Lotus Trade Co, Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
- incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011

10.25	Employment Agreement between the Company and Paul Li, dated September 15, 2010
10.26	Employment Agreement between the Company and Ligang Shang, dated September 2, 2010
21.1*	List of subsidiaries of the company
23.1*	Consent of MS Group CPA LLC.
31.1*	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* Filed herewith