Form 10-K/A
period 2010-06-30
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2011-10-13
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 5 )

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

Documents Incorporated by Reference
None

EXPLANATORY NOTE

Sen Yu International Holdings, Inc. (f/k/a China Swine Genetics, Inc), or the Company, is filing this Amendment No. 5 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, or the Form 10-K, which was originally filed with the Securities and Exchange Commission, or SEC, on September 28, 2010 and amended on December 2, 2010 (“Amendment No. 1”), February 18, 2011 ( “Amendment No. 2”), May 20, 2011 ( “Amendment No. 3”), and July 19, 2011 (Amendment No. 4).

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

•	Revised Note 12 relating to commercial hog sales contracts; and

•	Revised Disclosure Controls and Procedures in “Item 9A Controls and Procedures” with respect to the effectiveness of the internal controls and procedures.
Amendment No. 5 includes the following revisions:

•	Revised the Business Agents section of Item 1 Description of Business, regarding the description of Wang Da one of the company’s suppliers;

•	Revised MD &A and financial statement regarding the recognized compensation of the common shares issued to two consultants for their services commencing on April 16, 2010;

•	Revised the description of the stock compensation to Primary Capital LLC in the Common Stock Section of Note 12 Stockholder’ Equity;

•	Revised the explanatory paragraph in the Report of Independent Public Accounting Firm; and

•	Revised Item 9A. the language about Control and Procedures.

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

As of June 30, 2010, we had net advances to Wang Da outstanding in the amount of $30,823,747.   The net amount of the advances is expected to continue to grow, however, as our business expands. We advance Wang Da sufficient funds to provide fodder to the network of farmers.  When collecting the commercial hogs from the farmers, Wang Da pays the farmers their profit on the Company’s behalf, using its own working capital, and requests the farmers to issue a payment certificate.  When Wang Da delivers the hogs to Sen Yu’s transportation base, Sen Yu reimburses Wang Da for the profit they paid to the farmers.  The amount Wang Da uses to pay the farmers is Wang Da’s own working capital, and will not be used as an offset to the advances it owes the Company, because the Company reimburses Wang Da when it delivers the hogs to its transportation base.

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

In addition, pursuant to the Amended and Restated Cooperation Agreement entered into between Sen Yu and Wang Da on April 1 , 2011, Wang Da agreed to pay RMB 7 million (equivalent to $1,083,016 as of June 30, 2011) to the Company as the performance bond, which was fully paid on April 18, 2011.  Such bond will be returned to Wang Da when the agreement is terminated.  The parties also agree that if Wang Da breaches this agreement during the agreement term, the Company has the right to deduct its losses from the bond.   The Amended and Restated Cooperation Agreement has an indefinite term.

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

General and Administrative Expenses

      General and administrative expenses which consist of salaries, entertainment expenses, consulting fees, professional expenses and other expenses were $4,952,867 for the fiscal year ended June 30, 2010, as compared to $619,490 for the fiscal year ended June 30, 2009.  General and administrative expenses increased by approximately $4,333,377, or approximately 699% from the fiscal year ended June 30, 2009, principally due to the payment of consulting fees of approximately $4.02 million. Details of the terms are disclosed under Notes to Consolidated Financial Statements Note 12 (d) Common Stock section. On February 2, 2010, the Company issued 5,000 shares of Common Stock, having a market value of $4.60 per share at the time of issuance, to its consultants. On May 3, 2010, the Company issued 200,000 shares of Common Stock, having a market value of $6.00 per share at the time of issuance to Mr. Frank Hau and Mr. Liangchun Cong to assist the Company in raising money in China, Taiwan and other overseas countries. The Company  issued 100,000 shares to each such consultant  for services rendered in a three year period commencing April 16, 2010.  The Company believes they can be beneficial in assisting the Company in raising money. As of June 30, 2010, the recognized compensation expense was approximately $83,000. On June 9, 2010, the Company issued 601,870 shares of Common Stock, having a market value of $6.5 per share at the time of issuance, to Primary Capital LLC and one individual, Mr. Ming Liu, with respect to their services on the closing of a proposed financing, and in settlement of a dispute. Accordingly, the Company reported approximately $4 million of general and administrative expenses resulting from these three transactions. Our corporate expenses also increased by approximately $0.3 million primarily due to higher professional fees incurred in the fiscal year ended June 30, 2010, as compared to the fiscal year ended June 30, 2009.

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

As discussed in Note 17 to the consolidated financial statements, the year ended June 30, 2010 consolidated financial statements have been restated to correct a misstatement.

MS Group CPA LLC

MS Group CPA LLC
Edison, New Jersey
October 13, 2011

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2010 (restated)	2009
Assets
Current Assets:
Cash and equivalents	$5,825,842	$82,854
Accounts receivable	-	634,550
Inventories, net	943,642	998,600
Advances to suppliers, net	30,830,691	20,654,804
Prepayments and other current assets	176,777	146,789
Total Current Assets	37,776,952	22,517,597

Property, Plant, Equipment and Breeding Stock, net	1,983,760	2,486,610
Construction in Progress	14,801	-
Total Long-Term Assets	1,998,561	2,486,610

Total Assets	39,775,513	25,004,207

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	390,644	447,565
Customer deposits	-	4,270
Loans payable, net	1,066,924	1,068,909
Convertible note, net	2,165,000	-
Loans from stockholders/officers, net	5,460	11,024,211
Deferred interest income	39,036	29,077
Other current liabilities	1,721	64,593
Derivative liabilities-warrants	13,654,111	-
Total Current Liabilities	17,322,896	12,638,625
Total Liabilities	17,322,896	12,638,625

Stockholders' Equity:
Series A Convertible Preferred Stock ,$0.001 par value, 4,800 shares authorized, zero and 4,646.05933 shares issued and outstanding, respectively *	-	5
Series B Convertible Preferred Stock ,$0.001 par value, 10,000,000 shares authorized, 1,152,380 and zero shares issued and outstanding, respectively	1,152	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 20,892,982 and 41,423 issued and outstanding, respectively *	20,893	41
Additional paid-in capital *	10,860,373	4,043,208
Reserve funds	3,570,029	1,874,970
Retained earnings	7,864,011	5,295,496
Accumulated other comprehensive income	967,009	720,415
Unearned compensation	(1,116,667)	-
Total Sen Yu International Holdings, Inc. Stockholders' Equity	22,166,800	11,934,135
Noncontrolling Interest	285,817	431,447
Total Equity	22,452,617	12,365,582
Total Liabilities and Equity	$39,775,513	$25,004,207

*: As restated to show recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended June 30,
	2010 (restated)	2009

Revenues	$70,351,959	$50,392,533
Cost of Goods Sold	56,307,072	42,373,999
Gross Profit	14,044,887	8,018,534

Operating Expenses
Selling expenses	2,264,653	1,700,553
General and administrative expenses	4,952,867	619,490
Losses on disposal of fixed assets	109,098	606,179
Bad debt for advances to suppliers	524,179	1,003,691
Total Operating Expenses	7,850,797	3,929,913

Income From Operations	6,194,090	4,088,621

Other Income (Expense)
Interest expense, net	(70,953)	(25,128)
Other (expense) income, net	(6,453)	19,893
Change in fair value of warrants	(1,998,740)	-
Total Other Expense	(2,076,146)	(5,235)

Income from Continuing Operations Before Income Taxes	4,117,944	4,083,386
Income Tax Provision	-	-

Net Income Before Noncontrolling Interest	4,117,944	4,083,386

Less: Net loss attributable to the noncontrolling interest	(145,630)	(430,400)

Net Income Attributable to Sen Yu International Holdings, Inc.	$4,263,574	$4,513,786

Earnings Per Share:
- Basic	$0.33	$108.97
- Diluted	$0.29	$0.23

Weighted Common Shares Outstanding *
- Basic	12,976,230	41,423
- Diluted	15,225,131	19,400,004

*: As restated to show recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS INC (F/K/A CHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Fiscal Years Ended June 30,
	2010 (restated)	2009

Net Income Before Noncontrolling Interest	$4,117,944	$4,083,386
Other Comprehensive Income:
Foreign Currency Translation Income	246,594	190,596
Comprehensive Income	$4,364,538	$4,273,982

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

SEN YU INTERNATIONAL HOLDINGS INC (F/K/ACHINA SWINE GENETICS, INC) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended June 30,
	2010 (restated)	2009
Cash Flows From Operating Activities:
Net Income	$4,117,944	$4,083,386
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	501,628	869,651
Bad debt adjustment	524,179	1,003,691
Welfare fee adjustment	-	10,131
Compensation with stock	-	5,964
Consulting fees adjusted from deferred	106,333	-
Issue common stock to pay consulting fee	3,912,155	-
Amortization of financing costs	80,500	-
Loss on disposal of fixed assets	109,098	606,179
Loss on disposal of inventories	245,514	762,185
Provision for losses on inventories	1,236	-
Change in fair value of warrants	1,998,740	-
Changes in operating assets and liabilities:
Accounts receivable	634,550	(631,587)
Inventories	(255,393)	(718,236)
Advances to suppliers	(10,477,518)	(5,274,540)
Prepayments and other current assets	(109,214)	14,656
Accounts payable and accrued expenses	(59,738)	280,929
Customer deposit	4,270	4,270
Deferred interest income	48,005	(24,042)
Other current liabilities	(62,884)	(28,306)
Net Cash Provided by Operating Activities	1,319,405	964,331

Cash Flows From Investing Activities:
Payment for purchase of equipment	(51,538)	(5,706)
Payment for construction in progress	(14,801)	(12,333)
Proceeds from sale of property and equipment	27,802	72,739
Net Cash (Used in) Provided by Investing Activities	(38,537)	54,700

Cash Flows From Financing Activities:
Proceeds from loans payable	-	495,118
Repayment of loans payable	-	(1,501,803)
Proceeds from Convertible Notes	2,165,000	-
Proceeds from discount on loans payable	(48,005)	-
Proceeds from issuance of stock, net	2,190,145	-
Payments for loans to stockholders/officers	(8,961)	(174,748)
Proceeds the repayment of loans by stockholders/officers	152,230	95,452
Net Cash Provided by (Used in) Financing Activities	4,450,409	(1,085,981)

Net Increase (Decrease) in Cash and Equivalents	5,731,277	(66,950)
Effect of Exchange Rate Changes on Cash	11,711	9,534
Cash and Equivalents at Beginning of Period	82,854	140,270
Cash and Equivalents at End of Period	$5,825,842	$82,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$32,817
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$70,405	$12,411
Construction in progress transferred out to be fixed assets	$-	$128,642
Majority stockholder waive his right to the Company's debt	$11,169,236	$-
Issued shares for consulting service	$5,135,155	$-
Derivative liabilities-warrants from issuance of stock	$11,654,932	$-

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

After the change of domicile from Colorado to Delaware on December 6, 2007, the Company had 300,000,000 authorized shares Common Stock, par value $0.001 per share. After recapitalization, the Company had 41,423 shares of Common Stock outstanding and issued as of June 30, 2009. In November 2009, 4,646.05933 outstanding shares of Series A Convertible Preferred Stock were converted into 20,044,689 shares of Common Stock. On January 29, 2010, the board of directors of the Company authorized, and on February 2, 2010, the Company issued, 5,000 shares of Common Stock to its consultant for services rendered for the term from January 29, 2010 to June 30, 2010.  Moreover on May 3, 2010, the board of directors of the Company authorized, and the Company issued 200,000 shares of Common Stock to Mr. Cong and Mr. Hau for services rendered for the period from April 16, 2010 to April 15, 2013. As of June 30, 2010, the recognized compensation expense pertaining to the services of these two consultants is approximately $83,000.

In addition, the Company issued to Primary Capital LLC (“Primary”) and one individual, Mr. Ming Liu, 361,870 and 240,000 shares of restricted common stock (collectively, the “Shares”) of the Company on June 9, 2010, respectively. The Shares were issued in connection with a settlement and termination agreement (the “Settlement Agreement”) entered into by the Company and Primary dated June 4, 2010. The Settlement Agreement provides for (i) termination of certain advisory agreements between the Company and Primary including the Agreement for Financing and Additional Services entered into by the same parties on or about May 18, 2009 (the “2009 Agreement”) and (ii) issuance of the Shares and payments in an aggregate of $160,000 plus 1% of the gross proceeds of certain future financing by the Company in order to settle a dispute between the Company and Primary related to certain payment obligations of the Company pursuant to the 2009 Agreement. The 2009 Agreement serves to amend and restate an engagement agreement dated May 28, 2008 (the “2008 Agreement”) that had been entered into by the Company and Primary in connection with the reverse merger between the Company and Advanced Swine.

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

e.	Shares Base Compensation and Unearned Compensation

On January 29, 2010, the board of directors of the Company authorized, and on February 2, 2010 the Company issued, 5,000 shares of Common Stock to its consultant for services rendered for the term from January 29, 2010 to June 30, 2010. The Company debited unearned compensation on the grant date, January 29, 2010, and will recognize total compensation expenses over the period ended June 30, 2010. Moreover, on May 3, 2010, the board of directors of the Company authorized, the Company issued an aggregate of 200,000 shares to   Mr. Cong and Mr. Hau (100,000 shares of Common Stock to each) for services rendered for the term from April 16, 2010 to April 15, 2013, respectively. The Company debited unearned compensation of $1.2 million on the grant date, April 16, 2010, and will recognize total compensation expenses over the period of services rendered from April 16, 2010 to April 15, 2013. As of June 30, 2010, the recognized compensation expense pertaining to the services of these two consultants, was approximately $ 83,000. Unearned compensation represents the cost of services yet to be performed, and the Company reports unearned compensation in stockholders’ equity in the balance sheets, as a contra-equity account.

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

The Company initially omitted the effect of the issuance of the Series A to E Warrants and convertible notes, and adopted incorrect number of shares of the convertible preferred stock to calculate diluted earnings per share, as a result the Company adjusted the calculation of diluted earnings per share by amending the Form 10-K for the fiscal year ended June, 30, 2010 on December 2, 2010.

'The Form 10-K for the fiscal year ended June 30, 2010 was again amended on February 18, 2011 because of the errors in calculating the fair value of the derivative liabilities. The basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, so the conversion price of the Series B Convertible Stock was adjusted to $1.26. The exercise prices for Series A Warrants and Series B Warrants were adjusted to $1.80 and $2.46, respectively. The exercise price of the Series A and Series B Warrants were $2.62 and $3.58, respectively, in the first amendment to the  Form 10-K filed on December 2, 2011 and $1.8 and $2.46, respectively, in the second amendment to Form 10-K filed on February 18, 2011.

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

The impact of this restatement on the financial statements as originally reported on September 28, 2010 and initially restated by the Company on December 2, 2010, February 18, 2011, and May 20, 2011, is:

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

In the Company’s original filing of the Form 10-K, management concluded that the Company maintained effective disclosure controls and procedures as of June 30, 2010. However, in connection with this Amendment No. 2 to Form 10-K, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010 and has subsequently determined that a material weakness, as more fully described in “Management’s Report on Internal Control over Financial Reporting” below, existed as of December 31, 2010.  As a result of such material weakness, management has revised its previous assessment to conclude that our disclosure controls and procedures were not effective as of June 30, 2010.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 13, 2011.

Sen Yu International Holdings, Inc.

By:	/s/ Zhenyu Shang
Name: Zhenyu Shang
Tile: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenyu Shang	Chief Executive Officer, Chairman of the Board	October 13 , 2011
Zhenyu Shang	(Principal Executive Officer)

/s/ Tongyu Zhang	Interim Chief Financial Officer	October 13 , 2011
Tongyu Zhang	(Principal Financial and Accounting Officer)

/s/ Ligang Shang	Director	October 13 , 2011
Ligang Shang

INDEX TO EXHIBITS
Item 16. Exhibits

Exhibit No.	Description
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

10.7	Form of Series A Warrants - incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2010.
10.8	Form of Series B Warrants - incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on June 14, 2010.
10.9	Form of Series C Warrants - incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on June 14, 2010.
10.10	Form of Series D Warrants - incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed on June 14, 2010.
10.11	Form of Series E Warrants - incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed on June 14, 2010.
10.12	English Translation of Breeding Swine Sales Agreement between the Company and Harbin Golden Lotus Trade Co, Ltd.
10.13	English Translation of Supplemental Agreement between the Company and Harbin Golden Lotus Trade Co, Ltd.
10.14	English Translation of Supplemental Agreement to the Cooperation Agreement between Heilongjiang Sen Yu Animal Husbandry Co., Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
10.15	English Translation of Sales Agreement with Beijing Er Shang Dahongmen Food and Meat Processing Inc.
10.16	English Translation of Cooperation Memorandum among the Company, Harbin Golden Lotus Trade Co, Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
10.17	English Translation of Supplemental Agreement to the Cooperation Memorandum among the Company, Harbin Golden Lotus Trade Co, Ltd. and Heilongjiang Wang Da Feedstuff Co., Ltd.
10.18	Employment Agreement between the Company and Paul Li, dated September 15, 2010
10.19	Employment Agreement between the Company and Ligang Shang, dated September 2, 2010
21.1	List of subsidiaries of the company - incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K filed on September 28, 2010.
23.1*	Consent of MS Group CPA LLC.
31.1*	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* Filed herewith