Form 10-Q
period 2011-09-30
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2011-11-14
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number:  0-12792

SEN YU INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0916585 (I.R.S. Employer Identification No.)
19 West 44th Street, Suite 1108 New York, NY (Address of principal executive offices,)	10036 (Zip Code)

Registrant’s telephone number (including area code):  212-997-8585

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __  No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  X    No___

As of November 13, 2011, there were 26,155,511 shares of company’s common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION
SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30, 2011	June 30, 2011
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and equivalents	$29,017,518	$11,440,584
Inventories	1,749,390	1,544,675
Advance to suppliers, net	54,233,166	53,473,785
Prepayments and other current assets	66,055	72,169
Total Current Assets	85,066,129	66,531,213
Long-Term Assets
Property, Plant, Equipment and Breeding Stock, net	1,762,705	1,816,987
Construction in Progress	-	213
Total Long-Term Assets	1,762,705	1,817,200
Total Assets	86,828,834	68,348,413
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	541,906	455,044
Loans payable, net	1,158,635	1,128,517
Loans from shareholders/officers, net	738,033	794,354
Deferred interest income	16,126	31,858
Performance bond	1,096,443	1,083,016
Other current liabilities	7,041	9,169
Derivative liabilities-warrants	1,951,820	3,793,314
Total Current Liabilities	5,510,004	7,295,272
Temporary equity
Redeemable shares of common stock,
804,000 shares issued and outstanding, respectively	1,247,205	1,217,055
Total Liabilities	6,757,209	8,512,327
Shareholders' Equity:
Series B Convertible Preferred Stock ,$0.001 par value,
10,000,000 shares authorized,1,707,603 and
1,988,429 shares issued and
outstanding, respectively	1,708	1,988
Common stock, $0.001 par value, 300,000,000 shares
authorized, 25,733,713 and 25,263,113 issued
and outstanding, respectively	25,734	25,263
Additional paid-in capital	11,598,742	11,573,432
Reserve funds	9,394,071	6,745,351
Retained earnings	56,850,980	40,766,555
Accumulated other comprehensive income	4,298,239	3,393,871
Unearned compensation	(2,444,122)	(2,956,141)
Total Sen Yu International Holdings, Inc. Shareholders' Equity	79,725,352	59,550,319
Noncontrolling Interest	346,273	285,767
Total Equity	80,071,625	59,836,086
Total Liabilities and Equity	$86,828,834	$68,348,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues	$54,056,283	$23,562,468
Cost of Goods Sold	34,816,269	18,221,146
Gross Profit	19,240,014	5,341,322
Operating Expenses
Selling expenses	1,350,787	832,828
General and administrative expenses	391,329	385,825
Losses on disposal of fixed assets	68	48,479
Bad debt for advanced to suppliers	4,147	202,962
Compensation Expense	537,519	100,000
Total Operating Expenses	2,283,850	1,570,094
Income From Operations	16,956,164	3,771,228
Other Income (Expense)
Interest expense, net	(6,480)	(71,034)
Other income (expense), net	2,474	(442)
Change in fair value of warrants	1,841,493	2,344,841
Total Other Income	1,837,487	2,273,365
Income from Continuing Operations Before Income Taxes	18,793,651	6,044,593
Income Tax Provision	-	-
Net Income Before Noncontrolling Interest	18,793,651	6,044,593
Less: Net income attributable to the noncontrolling interest	60,506	2,056
Net Income Attributable to Sen Yu International Holdings, Inc.	$18,733,145	$6,042,537
Earnings Per Share:
- Basic	$0.74	$0.29
- Diluted	$0.67	$0.23
Weighted Common Shares Outstanding
- Basic	25,437,113	20,892,982
- Diluted	28,014,504	26,100,162

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$18,793,651	$6,044,593
Other Comprehensive Income:
Foreign Currency Translation Income	904,368	567,889
Comprehensive Income	$19,698,019	$6,612,482

The accompanying notes are an integral part of these unaudited consolidated financial statements

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$18,793,651	$6,044,593
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	111,697	122,476
Bad debt adjustment	4,147	202,963
Consulting fees adjusted from deferred	512,019	100,000
Stock-based compensation	25,500	-
Amortization of financing costs	-	48,300
Loss on disposal of fixed assets	68	48,479
Loss on disposal of inventories	13,085	6,277
Provision for losses on inventories	-	(1,245)
Change in fair value of warrants	(1,841,493)	(2,344,841)
Accrued interest for redeemable stock	30,150	-
Changes in operating assets and liabilities:
Accounts receivable	-	(627,419)
Inventories	(196,164)	(243,331)
Advanced to suppliers	(99,369)	(4,112,156)
Prepayments and other current assets	6,923	(37,602)
Accounts payable and accrued expenses	80,226	(67,651)
Deferred interest income	(15,929)	(25,095)
Other current liabilities	(2,214)	14,751
Net Cash Provided by (Used in) Operating Activities	17,422,297	(871,501)
Cash Flows From Investing Activities:
Payment for purchase of equipment	(39,427)	(59,200)
Payment for construction in progress	-	(34,929)
Proceeds from sale of property and equipment	2,363	26,740
Net Cash Used in Investing Activities	(37,064)	(67,389)
Cash Flows From Financing Activities:
Proceeds from discount on loans payable	15,929	25,095
Repayments for loans from shareholders/officers	(57,346)	(16,717)
Proceeds the repayment of loans by shareholders/officers	216	19,795
Net Cash (Used in) Provided by Financing Activities	(41,201)	28,173
Net Increase (Decrease) in Cash and Equivalents	17,344,032	(910,717)
Effect of Exchange Rate Changes on Cash	232,902	75,254
Cash and Equivalents at Beginning of Period	11,440,584	5,825,842
Cash and Equivalents at End of Period	$29,017,518	$4,990,379
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$153,033
Income taxes paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$-	$22,755
Construction in progress transferred out to be fixed assets	$213	$28,745
Offset debt by fixed assets	$-	$6,648

The accompanying notes are an integral part of these unaudited consolidated financial statements

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Stated in US Dollars)

1.	Interim Financial Statements:
The unaudited consolidated financial statements of Sen Yu International Holdings, Inc. (“Sen Yu International” or the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by US GAAP for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

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

In March 2006, Heilongjiang Sen Yu entered into a joint venture agreement with Polar Genetics, Inc., a Canadian corporation (the “Polar Genetics”) and the business license of this joint venture was issued in March 2006. The registered capital of Sino-Canadian Sen Yu Polar Swine Genetics Company Limited (“Sino-Canadian Sen Yu”) is RMB16.7 million (equivalent to approximately $2,068,368 as of March, 2006). According to the joint venture agreement, Heilongjiang Sen Yu and Polar Genetics shall contribute RMB10 million (equivalent to approximately $1,238,543 as of March, 2006) and 628 primary genetic breeding swine worth RMB6.7 million (equivalent to approximately $829,825 as of March, 2006), respectively, in order to own 60% and 40% of the joint venture, respectively. This joint venture was approved by the Jiamusi Administration for Industry and Commerce on March 30, 2006, and the actual capital of RMB10 million (equivalent to approximately $1,246,028) was contributed by Heilongjiang Sen Yu on May 22, 2006. Polar Genetics contributed 628 primary genetic breeding swine worth RMB6.7 million (equivalent to approximately $892,263) on October 12, 2007. Since China custom officers did not complete the full inspection, and released the primary genetic boars to Sino-Canadian Sen Yu until November 27, 2007, this joint venture was considered to be in development stage and did not commence principal operations until November, 27, 2007.

Sen Yu International, Advanced Swine, Heilongjiang Sen Yu, and Sino-Canadian Sen Yu, Heilongjiang Sen Yu’s 60% owned joint venture are collectively referred herein as the “Company” in the accompanying consolidated financial statements.

3.	Basis of Presentation

a.	Fiscal Year
The Company’s fiscal year ends on June 30. The accompanying consolidated financial statements of operations and cash flows include activities for the three months ended September 30, 2011 and 2010.

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

The accompanying unaudited consolidated financial statements are presented in U.S. dollars. The Company’s functional currency is the Chinese Renminbi (“RMB”). In general, for consolidation purposes, the Company translates its assets and liabilities into US dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income.

The following rates are used in translating the RMB to the U.S. dollar presentation disclosed in these consolidated financial statements for the three months ended September 30, 2011 and 2010, respectively.

	For The Three Months Ended September 30,
	2011	2010
Assets and liabilities	$0.15663	$0.14945	/RMB

Revenue and expenses	$0.15584	$0.14773	/RMB

c.	Revenue Recognition
Revenues from products sales are recorded when both title to the goods and risk of ownership are transferred to the customer upon shipment, provided that no significant obligations remain. Net sales reflect units shipped at selling prices reduced by certain sales allowances.

d.	Income Taxes

Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes, and its U.S. subsidiary, Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Its PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. In particular, under current Chinese law, Heilongjiang Sen Yu and Sino-Canadian Sen Yu are exempt from corporate income tax in China for as long as they engage in hog breeding business. However, the exemption is only for a three year period and the renewal is subject to review by the Jiamushi City State Tax Bureau. The tax exempt status of both Heilongjiang Sen Yu and Sino-Canadian Sen Yu expires on May 31, 2012. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by its U.S. subsidiary, Advanced Swine, during the quarter ended September 30, 2011 and 2010. Sen Yu International generated net income only from the change in fair value of warrants for the quarter ended September 30, 2011. There was no realized gain as of September 30, 2011. Therefore, for the three months ended September 30, 2011 and 2010, the Company’s income taxes were $0 and $0 in PRC and U.S.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At September 30, 2011 and June 30, 2011, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

e.	Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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
Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Per historical records, the Company had no uncollectible amounts. Therefore, the Company had not recorded any allowance for uncollectible accounts as of September 30, 2011 and June 30, 2011.

i.	Inventories, Net

Inventories are stated at the lower of cost or market. Cost of raw materials is determined on a first-in, first-out basis. Finished goods are determined on a weighted average basis and are comprised of direct materials, direct labor and an appropriate proportion of overhead. The Company estimates an inventory allowance for excessive, slow moving, obsolete inventory and changes in price level as well as inventory whose carrying value is in excess of net realized value. Inventory amounts are reported net of such allowances. The raw materials generally include the feedstuffs and other raw materials, and the finished goods include the baby hogs, young hogs and commercial hogs which are ready to sell. However the components of work in progress generally include the director labor, depreciation of the facilities, manufacturing overhead expenses, and other production related fees.

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

Cost of sales consists primarily of purchase price for commercial hogs from Wang Da, cost of fodder, direct labor, depreciation and manufacturing overhead, which are directly attributable to the production of breeding hogs.

n.	Selling, General and Administrative Costs
Selling costs consist primarily of salaries, freight costs and advertising fees, which are incurred in the course of the sale of goods. General and administrative costs consist of salaries, entertainment expenses, consulting fees, professional expenses and other expenses, which result from organization and management of the operating activities.

o.	Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (ASU) No.2011-05, “Comprehensive Income”. ASU No. 2011-05 amends the guidance with ASC Topic 220, “Comprehensive Income”, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.

Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented.

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company will adopt these new disclosure requirements on its financial statements and notes in the years or interim periods beginning after December 15, 2011.

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement”. ASU 2011-04 amends the guidance with ASC Topic 822, “Fair Value Measurement”. The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

1. Those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements

2. Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt these new disclosure requirements on its financial statements and notes in the years or interim periods beginning after December 15, 2011

5.	Inventories
Inventories as of September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
Raw materials	$30,685	$37,305
Work in progress	1,010,716	1,006,071
Finished goods	707,989	501,299
Total	$1,749,390	$1,544,675

The raw materials generally consist of feedstuff and other raw materials. Finished goods consist of the baby hogs, young hogs and commercial hogs which are ready to sell. Work in progress consists generally of the direct labor, depreciation of the facilities, manufacturing overhead expenses, and other production related fees

Inventory turnover for the three months ended September 30, 2011 and 2010 were as follows:

	For The Three Months Ended September 30,
	2011	2010
Inventory turnover	21.12	17.30

Cost of goods sold increased for the three months ended September 30, 2011 as compared to the same period in 2010 as a result of the increase in sales. Average inventories increased in the three months ended September 30, 2011 as compared to the same period in 2010. However, the increased amount of cost of goods sold was greater than the amount of increased average inventories during the current period. As a result, the inventories turnover rate, which equals the cost of goods sold divided by the average inventory, for the three months ended September 30, 2011 was higher than in the same period in 2010.

6.	Advanced to Suppliers, Net and Performance Bond
Heilongjiang Sen Yu has a cooperation agreement with Wang Da, a professional feeding materials provider and a collector for good quality commercial hogs, on October 11, 2007. Pursuant to the terms of the agreement, Heilongjiang Sen Yu agreed to loan money to Wang Da to support Wang Da’s farmers’ use of good quality feedstuffs to raise their commercial hogs, and then sell those hogs to Heilongjiang Sen Yu once they mature. Wang Da can offset the loan amount from Heilongjiang Sen Yu once it delivers the farmers’ commercial hogs to Heilongjiang Sen Yu. In order to extend the Company’s farmer-based production model and acquire significant amounts of commercial hogs in the near future from Wang Da, Heilongjiang Sen Yu loaned an aggregate amount of RMB 364,304,970 (equivalent to$57,062,812) to Wang Da as of September 30, 2011. Heilongjiang Sen Yu adopted a bad debt allowance at 5% of the principal amount advanced to Wang Da for the three months ended September 30, 2011 and fiscal year ended June 30, 2011. Accordingly, the bad debt allowances were RMB18,215,248 (equivalent to $2,853,141) and RMB18,188,637 (equivalent to $2,814,084) as of September 30, 2011 and June 30, 2011, respectively. Including the amount of advances to suppliers by the joint venture, Sino-Canadian Sen Yu, the Company had a total net amount advances to suppliers as of September 30, 2011 and June 30, 2011 as follows:

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
Advanced to suppliers	$57,086,307	$56,287,869
Less: Accumulated bad debt allowance	2,853,141	2,814,084
Advanced to suppliers, net	$54,233,166	$53,473,785

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

In order to further enhance the cooperation between the two companies, the Company entered into an amended and restated cooperation agreement with Wang Da on April 1, 2011.  The amended and restated agreement contain many of original terms, except that Wang Da agreed to pay RMB7 million (equivalent to $1,096,443) to the Company as the performance bond, which was fully paid on April 18, 2011.  Such bond will be returned to Wang Da when the agreement is terminated.  The parties also agree that if Wang Da breaches this agreement during the agreement term, the Company has the right to deduct its losses from the bond. In addition, the feed cost will be increased to $109 from $100 beginning in April 2011, upon such amended and restated cooperation agreement. Pursuant to this amended and restated cooperation agreement with Wang Da on April 1, 2011, since the market price of raw materials relation to manufacturing feed cost continues to rise more than 6% in 2011, the Company signed a new supplementary agreement with Wang Da on July 28, 2011. The feed cost was increased to $131 from $109 commencing from August 1, 2011 pursuant to such supplementary agreement.  Except as modified by the supplementary agreement, all of terms of the amended and restated cooperation agreement remain the same.

Pursuant to the amended and restated cooperation agreement, if Wang Da fails to satisfy its obligations, the Company can assume the rights of Wang Da under its Fodder Supply and Commercial Hog Buy-Back Agreements with the Wang Da farmers.  This assumption of rights would enable the Company to take direct delivery of the full-grown hogs due to Wang Da.  In the event that the sale of those hogs did not provide sufficient returns to satisfy Wang Da’s obligations to the Company, it would have access to Wang Da’s additional assets to meet the shortfall, including cash, account receivables, prepayments, inventory and other receivables. The Company is not responsible for Wang Da’s liabilities and is under no obligation to succeed to Wang Da’s business upon assumption of Wang Da’s rights.  The Company does not have a priority claim over the other creditors and all creditors will have equal access proportional to their claims to Wang Da’s assets.

Advances to suppliers aging as of September 30, 2011 and June 30, 2011 were as follows:

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
Less than 90 days	$20,813,619	$23,897,702
91days-180days	23,091,274	19,035,971
181days-365days	13,181,415	13,354,196
Total	$57,086,307	$56,287,869

The Company’s advances to suppliers with ages of less than 91 days represented approximately 36% and 42% of total advances to suppliers as of September 30, 2011 and June 30, 2011, respectively.

The turnover rate for advances to Wang Da for the three months ended September 30, 2011 and 2010 were as follows:

	For The Three Months Ended September 30,
	2011	2010
Turnover rate for advances to Wang Da	0.62	0.52

The purchases of commercial hogs from Wang Da increased during the three months ended September 30, 2011 as compared to the same period in 2010 as a result of the Company’s increase in sales of commercial hogs. In order to acquire large numbers of commercial hogs in the coming year, the amount of average advances to Wang Da increased during the quarter ended September 30, 2011 as compared to the same period in 2010. However, the amount of increased purchases of commercial hogs was greater than the amount of increased average advances during the current period. As a result, the turnover rate of advances to Wang Da for the three months ended September 30, 2011 was higher than in the same period in 2010.

The components of the advances are shown in the following table as of September 30, 2011:

Advance to Wang Da: US $54.2 mm
Advances to Wang Da in US$
Fodder provided to Farmers	$42,187,890
Fodder used on Sen Yu Farms	(128,937)
Feed	15,003,859
Sub-total	57,062,812
Less: Bad Debt Allowance	2,853,141
Total	$54,209,671

Month	Unit Price US$	Piglets	Advances to Wang Da in US$
Apr-11	109	65,878	$7,191,830
May-11	109	69,890	7,629,762
Jun/11	109	72,780	7,945,258
Jul/11	109	49,030	5,352,514
Aug/11	131	52,940	6,925,681
Sep/11	131	54,600	7,142,845
Total		365,118	$42,187,890

Fodder provided to Farmers: $42,187,890

Fodder provided to farmers is determined by an estimation of fodder consumed from April to September of 2011. The Company and Wang Da inspect the farmers periodically to monitor the birth rate of piglets and hogs ready to be sold to market in order to determine the feed consumption. The fodder estimation is calculated on a 6 month basis.

Feed: $15,003,859

“Feed” is one of the components of the Advance to Wang Da, defined as the corn, which is used to mix fodder.  The corn costs constitute approximate 45% of costs of total mixed fodder.  In order to stabilize the mixed fodder costs of Wang Da, the Company generally advances a “corn fund” to Wang Da between October and December each year.  Based on the negotiation with Wang Da, the “corn fund” is calculated as 30% of the total annual projection of the fodder costs for the next fiscal year.  The Company will offset this amount in the coming fiscal year when the Company provides fodder advances to Wang Da.  A mature hog weighing 100 kg consumes 288 kg of feed with a feed cost of $100. The life cycle is 155 days from birth to be considered mature. Pursuant to the amended and restated cooperation agreement on April 1, 2011, the feed cost will be increased to $109 from $100 beginning in April 2011. In addition, the feed cost will be increased to $131 commencing from August 2011, pursuant to the new supplementary agreement dated July 28, 2011.

Fodder used on Sen Yu Farms: $128,937

The fodder used on Sen Yu farms is the fodder supply for the breeding hogs produced on the Company’s farms. Wang Da provides the Company with short term credit for the fodder used on the Company’s farm.

7.	Prepayments and Other Current Assets

As of September 30, 2011 and June 30, 2011, prepayments and other current assets consisted of the following:

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
Prepaid rent	$45,769	$52,738
Advance to employees	5,827	5,676
Other receivable	14,459	13,755
Total	$66,055	$72,169

8.	Property, Plant, Equipment, and Breeding Stock, Net

Property, Plant, Equipment, and Breeding Stock, less accumulated depreciation, consisted of the following:

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
Buildings and improvements	$1,886,437	$1,863,336
Land improvements	297,623	293,978
Leasehold improvements	123,974	158,967
Machinery and equipments	760,911	676,405
Breeding stock	674,175	721,393
Sub-Total	3,743,120	3,714,079
Less: Accumulated depreciation	1,980,415	1,897,092
Total	$1,762,705	$1,816,987

Depreciation expenses for the three months ended September 30, 2011 and 2010 were $111,697 and $122,476, respectively. Loss on disposal of fixed assets for the three months ended September 30, 2011 and 2010 was $68 and $48,479, respectively.

9.	Loans Payable, Net
Loans payable as of September 30, 2011 and June 30, 2010 consisted of the following:

Loans payable, net, current maturities	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
On December 1 and 16, 2005, the Company obtained loans in amounts of  RMB2.8 million (equivalent to $438,579 and $433,207 as of September 30, 2011 and June 30, 2011, respectively) and RMB0.7 million (equivalent to $109,644 and $108,302 as of September 30,2011 and June 30, 2011, respectively) from Jiamusi Government Financial Bureau ("JGFB") by pledging certain buildings in Huanan, which have a carrying value of approximately RMB2.6 million (equivalent to $407,250 and $402,263 as of September 30,2011 and June 30,2011,repspectively ). The term of the debt was originally from October 31, 2005 to 2007. Since the Company is an agricultural enterprise and its business is supported by the Chinese Government, these loans do not bear interest, and the original due date has been extended to December 31, 2011
	$548,223	$541,509

On April 20 and September 25, 2007, the subsidiary of the Company, Sino-Canadian, obtained loans in amounts of RMB1.5 million (equivalent to $234,952 and $232,075 as of September 30, 2010 and June 30, 2010, respectively) and RMB0.5 million (equivalent to $78,317 and $77,358 as of September 30, 2010 and June 30, 2010, respectively) from TangYuan Government Financial Bureau ("TGFB") by pledging certain buildings in Heijinhe, which have a carrying value of approximately RMB5.1 million (equivalent to $762,200). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the Chinese government supports the Company's business, these loans do not bear interest and all of their due dates had been extended to December 31, 2009. Whereas, on December 16, 2009, the due dates of these loans have been rescheduled to December 31, 2011
	313,269	309,433

On May 9, 2007, the Company obtained a loan in amount of RMB2 million (equivalent to $313,269 and $309,433) as of September 30, 2010 and June 30, 2010, respectively) from JGFB by pledging certain buildings in Huanan, which have a carrying value of approximately RMB1.5 million (equivalent to $234,952). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the government supports the Company's business, this loan does not bear interest and the due date had been extended to December 31, 2009 by JGFB on June 16, 2008.  Whereas, on December 16, 2009, the due dates of these loans had been rescheduled to December 31, 2011
	313,269	309,433
Total loans payable, current maturities	1,174,761	1,160,375
Less: discount on loans payable, current	16,126	31,858
Total loans payable, net, current maturities	$1,158,635	$1,128,517

10.	Convertible Note, Net

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

All the February 2010 Notes were automatically converted, for no additional consideration, into an aggregate of 1,096,498 shares of the Company’s common stock, 913,192 shares of Series B Preferred Stock, Series A Warrants to purchase an aggregate of 799,044 shares of common stock, Series B Warrants to purchase an aggregate of 799,044 shares of common stock and Series F Warrants to purchase an aggregate of 877,199 shares of common stock, immediately following the closing of a private placement of $3,044,140 of common stock in February 2011, which together with a private placement of $2.42 million of the Company’s Series B Preferred Stock in June 2010, constituted a “Qualified Financing”. The Series A Warrants, Series B Warrants and Series F Warrants issued to the Notes holders have an exercise period of three years from February 17, 2011 and the original exercise price for these warrants is $3.00, $4.10 and $2.64 per share, respectively.  The exercise price for Series A Warrants and for Series B Warrants were adjusted to be $1.80 and $2.46 for the three months ended September 30, 2011 and  the fiscal year ended June 30, 2011, respectively, due to the financing terms in the June 2010 Private Placement (See below).
Upon the consummation of the Qualified Financing, the Notes became convertible and conversion feature were beneficial. As a result, the intrinsic value of the beneficial conversion feature of $2,165,000 was recorded as discount of convertible debt at the closing date of the February 2011 Private Placement. Therefore, the total amount of convertible notes net was $0 as of September 30, 2011.

11.	Loans from Stockholders/Officers, Net

Loans from stockholders/officers are unsecured, non-interest bearing, and have not set repayment date. At the quarter ended September 30, 2009, in order to increase the working capital of the Company, the majority stockholder, Mr. Ligang Shang, waived his right to collect the Company’s debt to him in an aggregate amount of $11,169,236.  That sum was added to paid-in capital as of September 30, 2009.  As a result, the total net amount of loans from the stockholders/officers was $738,033 as of September 30, 2011.

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

Contract #	Sales Contracts	Client’s Name	Contract Term	Sales Quantities
1	Commercial hogs sales	Beijing Da Hongmen	from September 28, 2011 to September 28, 2012	300,000 hogs per year
2	Commercial hogs sales	Beijing Fifth Meat Factory	from August 29, 2011 to August 28, 2012	400,000 hogs per year
	Sales Price	Hog Average Weight	Hogs Quality	Penalty
1	Market price in Beijing area	From 75 to 90kg	second or/and third generation of merchandise hogs	1% penalty if the merchandise hogs are delivered late
2	Market price in Beijing area	From 75 to 90kg	second or/and third generation of merchandise hogs	1% penalty if the merchandise hogs are delivered late

The Company leases office space and employee living space. The rental expenses under operating leases were $49,054 and $ 27,762 for the three months ended September 30, 2011 and 2010, respectively. Future minimum rental commitments on September 30, 2011, are as follows:

For The Three Months Ending September 30,	Amount
2011	$199,598
2012	144,133
2013	4,078
2014	1,558
2015	1,558
Thereafter	27,922
Total minimum payments required	$378,847

13.	Stockholders’ Equity
a.	Preferred Stock
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

The conversion price of the Series B Preferred Stock is subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In the event the February 2010 Convertible Notes are converted at a price per share below $2.10, the conversation price shall immediately be adjusted to the equivalent of such lower price per share. The conversation price of Series B Preferred Stock issued in the June 2010 offering was $1.08 per share as of September 30, 2011.

On March 16, 2011, 77,143 shares of Series B convertible preferred stock issued in the 2010 June Private Placement were converted into 150,000 shares of common stock at a conversion price of $1.08 per share. In addition, in August 2011, 154,286 shares of Series B convertible preferred stock issued in the 2010 June Private Placement were converted into 300,000 shares of common stock at a conversion price of $1.08 per share.

On February 17, 2011, 913,192 shares of Series B Preferred Stock were issued upon the automatic conversation of the Notes issued in the February 2010 Offering.  The conversion ratio for the Series B Preferred Stock issued on February 17, 2011 is one-to-one. For the three months ended September 30, 2011, 84,360 shares of Series B Preferred Stock issued in February 2011 were converted into 98,420 shares of common stock in September 2011 using an incorrect conversion ratio. The correct conversion ratio that shall have been applied to the Noteholders is one-to-one. Therefore the Company should have been issued 84,360 shares of common stock to such Note holder.  As a result, a number of 14,060 shares of common stock that were issued to such Note holder was in excess and shall be revoked.  The Company has been in discussion with this Note holder to resolve this issue.  Subsequently, in September, 2011, 42,180 shares of Series B Preferred Stock issued to another previous Note holder in February 2011 were converted into 42,180 shares of common stock at the correct conversion ratio of one-to-one.

As of September 30, 2011 and June 30, 2011, there were 1,707,603 and 1,988,429 shares of Series B Stock outstanding. As of September 30, 2011, there are 786,652 shares of Series B Stock with a conversion ratio into common stock of one to one and 920,951 shares of Series B Stock are convertible into common stock at the conversion price of $1.08.

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

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into common stock issued by the Company.  The Company’s basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of June 30, 2011, respectively. Since the Company’s basic earnings were $1.64 per share for the fiscal year ended June 30, 2011, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of September 30, 2011, respectively.

On February 17, 2010, Series A Warrants to purchase an aggregate of 799,044 shares of common stock and Series B Warrants to purchase an aggregate of 799,044 shares of common stock were issued upon the conversion of the February 2010 Notes. These Series A Warrants and Series B Warrants were initially exercisable at $3.00 and $4.10, respectively, for three years from February 17, 2011. The Company’s basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of June 30, 2011, respectively. Since the Company’s basic earnings were $1.64 per share for the fiscal year ended June 30, 2011, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of September 30, 2011, respectively.

As of September 30, 2011, 1,807,378 Series A Warrants and 1,807,378 Series B Warrants were outstanding, respectively.

Series C Warrants to Series E Warrants
In connection with the 2010 June Private Placement, the Company issued to Global, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable for five years at $3.00 per share, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years. None of these warrants has been exercised as of September 30, 2011.

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

As of September 30, 2011, 1,984,159 Series F Warrants were outstanding.

Following is a summary of the status of Series A to F warrants activity as of September 30, 2011:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, July 1, 2011	5,820,081	$2.73	3.90	$2.65
Granted	-
Forfeited	-	-	-	-
Exercised Adjusted by investment agreement	- -	- -	-	-
Outstanding, September 30, 2011	5,820,081	$2.34	2.20	$-

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

The fair value of the warrants issued in the June 2010 Private Placement was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 222.30%, risk free interest rate 0.28% for Series A and B warrants, and risk free interest rate 0.49% for Series C to E warrants. The fair value of those warrants was calculated at $697,678 as derivative liabilities warrants as of September 30, 2011.

The fair value of the warrant issued in the February 2011 Private Placement was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 222.30%, Risk free interest rate 0.28%. The fair value of this warrant was calculated at $384,038 as derivative liabilities warrants as of September 30, 2011.

The fair value of the warrants issued upon conversation of the February 2010 Notes was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 222.30%, Risk free interest rate 0.28%. The fair value of those warrants was calculated at $870,104 as derivative liabilities warrants as of September 30, 2011.

The fair value of outstanding warrants was $1,951,820 and $3,793,314 as of September 30, 2011 and June 30, 2011. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions

	As of September 30, 2011	As of June 30, 2011
Volatility	222.30%	267.8%
Risk free interest rate	0.28% or 0.49%	0.39% or 0.67%
Expected term	1.70-3.70 years	1.95-3.95 years

The change in fair value of warrants was recorded as other income for the three months ended September 30, 2011 and 2010.

c.	Common Stock
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

May 2011 Offering

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

Under the terms of the Subscription Agreement, the common stocks issued to four non-U.S. individual investors are redeemable at the option of the holder. Due to the redeemable nature associated with the common stock issued to the four non-U.S. investors, the Company has classified the shares of common stock as temporary equity. When and if the redemption right expires or when redemption becomes improbable, the shares of common stock will be classified as shareholders’ equity. The amount that would have been paid if the redemption had occurred on September 30, 2011 is $1,247,205, including interest based on 10% per annum accrued from inception.
The Company had 25,733,713 shares of common stock outstanding and issued as of September 30, 2011.

d.	Additional Paid-In Capital
The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued $11,598,742 was recorded as additional paid-in capital as of September 30, 2011.

e.	Shares Base Compensation and Unearned Compensation
On February 2, 2010, the Company issued 5,000 shares of common stock to a consultant for services rendered during the period from January 29, 2010 to June 30, 2010.  On May 3, 2010, the Company issued 100,000 shares of common stock to each of Mr. Cong and Mr. Hau for services rendered for the period from April 16, 2010 to April 15, 2013.

In order to develop a potential market of breeding and commercial hogs in west China, on March 23, 2011, the Company issued 500,000 shares of common stock to two consultants for their services rendered.  The Company issued 25,000 shares of common stock to Chunying Chen for services rendered during the period from February 28, 2011 to February 28, 2012 to provide general management advice, especially in the areas of financial management, investor relation and business planning.

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

14.	Basic and Diluted Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended September 30,
	2011	2010
	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	$18,733,145	$6,042,537
Denominator:
Weighted average common shares	25,437,113	20,892,982
Denominator for basic calculation	25,437,113	20,892,982
Net income per share — basic	$0.74	$0.29

Diluted:
Numerator:
Net income for basic calculation	18,733,145	6,042,537
Effect of dilutive securities issued	-	76,516
Net income for diluted calculation	18,733,145	6,119,053
Denominator:
Denominator for basic calculation	25,437,113	20,892,982
Weighted average effect of dilutive securities;
Series B Preferred stock and warrants
and Series A Convertible Preferred Stock	2,577,391	5,207,180
Denominator for diluted calculation	28,014,504	26,100,162
Net income per share — diluted	$0.67	$0.23

15.	Concentration of Business

a.	Financial Risks
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

b.	Major Customers

The following summarizes sales to major customers (each represented 10% or more of the Company’s total sales revenues):

	Sales to	Number of	Percentage of
For The Three Months Ended September 30,	Major Customers	Customers	Total Sales Revenue
2011	$53,156,096	2	98.33%
2010	$23,338,199	2	99.05%

c.	Major Suppliers

The following summarizes purchases from major suppliers (each representing10% or more of the Company’s total purchase):

	Purchase from	Number of	Percentage of
For The Three Months Ended September 30,	Major Suppliers	Suppliers	Total Purchases
2011	$34,840,545	1	99.97%
2010	$18,279,500	1	99.91%

16.	Geographical Risks
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of the Company for the three months ended September 30, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

Sen Yu International Holdings, Inc. was founded as a Colorado corporation on June 29, 1983 and was re-domiciled to the State of Delaware on December 6, 2007. In connection with the Company’s change of domicile, the Company increased its authorized capital to 310,000,000 of which 300,000,000 are Common Stock, and 10,000,000 are Preferred Stock, each with a par value of $0.001 per share, with the preferred stock issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. Prior to August 13, 2009, the Company had not engaged in any business operations.

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

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

	For The Three Months Ended September 30,
	2011		2010		2011 Vs 2 010
	(Unaudited)		(Unaudited)		Increase/ (decrease)
Revenues	$54,056,283		$23,562,468		30,493,815	129%
Cost of Goods Sold	34,816,269	64.41%*	18,221,146	77.33%*	16,595,123	91.08%
Gross Profit	19,240,014	35.59%	5,341,322	22.67%	13,898,692	260%
Operating Expenses
Selling expenses	1,350,787		832,828		517,959	62%
General and administrative expenses	391,329		385,825		5,504	1%
Losses on disposal of fixed assets	68		48,479		(48,411)	-100%
Bad debt for advanced to suppliers	4,147		202,962		(198,815)	-98%
Compensation Expense	537,519		100,000		437,519	438%
Total Operating Expenses	2,283,850	4.22%	1,570,094	6.66%	713,756	45%
Income From Operations	16,956,164	31.37%	3,771,228	16.01%	13,184,936	350%
Other Income (Expense)
Interest expense, net	(6,480)		(71,034)		64,554	-91%
Other income (expense), net	2,474		(442)		2,916	-660%
Change in fair value of warrants	1,841,493		2,344,841		(503,348)	-21%
Total Other Income	1,837,487		2,273,365		(435,878)	-19%
Income from Continuing Operations Before Income Taxes	18,793,651	34.77%	6,044,593	25.65%	12,749,058	211%
Income Tax Provision	-		-		-
Net Income Before Noncontrolling Interest	18,793,651	34.77%	6,044,593	25.65%	12,749,058	211%
Less: Net income attributable to the noncontrolling interest	60,506		2,056		58,450	2843%
Net Income Attributable to Sen Yu International Holdings, Inc.	$18,733,145		$6,042,537		12,690,608	210%

*as percentage of the revenue

Revenues

Total revenues were $54,056,283 for the three months ended September 30, 2011 compared to $23,562,468 for the three months ended September 30, 2010 which represents a 129% period to period increase. The increase in revenues resulted from increased orders from our major customers, Beijing Dahongmen and Beijing Fifth Meat Factory. Hog sales increased to 193,595 heads for the quarter ended September 30, 2011 from 134,561 heads during the three months ended September 30, 2010.

The following table sets forth information regarding the sales of our principal products during the three months ended September 30, 2011 and 2010:

	For The Three Months Ended September 30 2011
	2011			2010			2011 Less 2010
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial Hogs	190,746	$53,156,096	98%	133,621	$23,338,199	99%	57,125	$29,817,897	128%
Others Hogs	2,849	900,187	2%	940	224,269	1%	1,909	675,918	301%
Total	193,595	$54,056,283	100%	134,561	$23,562,468	100%	59,034	$30,493,815	129%

Commercial hogs refer to the hogs we repurchase from farmers through Wang Da. Commercial hogs are transported and sold in the Beijing market. Other hogs refer to hogs raised in our own breeding facilities, including breeding swine, commercial hogs, piglets and substandard hogs which are not qualified as breeding swine. Other hogs are sold in local Heilongjiang market.

The increase in quantities sold, as reflected in the table, was primarily attributable to our policy of committing all of our available cash resources to the commercial hog market.

The following table sets forth information regarding the average price per capita of our principal products during the three months ended September 30, 2011 and 2010:

	Average Unit Sales Price Per Capita		Basic Change
	2011	2010	Per Capita
Commercial Hogs	$278.67	$174.66	$104.02
Others Hogs	315.97	238.58	77.39
Overall Average Products	$279.22	$175.11	$104.11

The increase in average unit sales price (per capita), as reflected in the above table, was primarily attributable to the fact that the market price of hogs per kilogram increased significantly in the three months ended September 30, 2011 as compared to the same period in 2010. In addition, the total weight of the other hogs we sold for the three months ended September 30, 2011 was more as compared to the same period in 2010. Therefore, the average unit sales price of others hogs increased significantly for the three months ended September 30, 2011 as compared to the same period in 2010.

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect manufacturing costs, including production overhead costs and costs of our purchases of hogs. Cost of goods sold for the three months ended September 30, 2011 were $34,816,269. In comparing to $18,221,146 for the three months ended September 30, 2010, this represents an increase of 91.08% or $16,595,123. This increase was in line with the increase in sales.

Gross margin was 36% for the three months ended September 30, 2011 and 23% for the three months ended September 30, 2010. The increase in gross margin was due to the higher unit sale prices for the quarter ended September 30, 2011as compared to the same period in 2010.

The following table sets forth information regarding the average cost per capita of our principal products during the three months ended September 30, 2011 and 2010.

	Average Cost Per Capita		Basic Change
	2011	2010	Per Capita
Commercial Hogs	$179.34	$135.08	$44.26
Others Hogs	213.34	182.65	30.69
Overall Average Products	$179.84	$135.41	$44.43

The increase in average unit cost for overall average products was primarily attributable to the fact that we sold more commercial hogs and the higher fodder costs in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Costs of commercial hogs mainly consist of fodder costs and the fixed percentage of profits allocated to the farmers. The latter is calculated as 40% of profits (roughly equal to the difference between the local selling price and the fodder costs for the commercial hogs). We distributed more profits to the farmers due to the increase of the market price for the three months ended September 30, 2011, which contributed to the increased average unit cost for commercial hogs per capita for the three months ended September 30, 2011, as compared to the same period in 2010. The increase in average unit cost price for other hogs was primarily due to the fact the fodder costs increased obviously and direct labors increased in the three months ended September 30, 2011 as compared to the same period in 2010.

The Company pays the advance to Wang Da and offsets the advance every ten days by receiving collected mature commercial hogs from Wang Da Farmers. Roughly 71% of the Company’s cost of goods sold consists of fodder cost. A mature hog weighing 100 kg consumes approximately 288 kg of feed on average with a feed cost of $100. Based on the unit hog feed cost of $100 and the number of daily collected of hogs, the offset to the prepaid advance would be the sum of $100 multiplied by the number of hogs collected. The Company settles the advances with Wang Da every 10 days to ensure that the control of credit risk extended to Wang Da is in place. Pursuant to the Amended and Restated Cooperation Agreement on April 1, 2011, the feed cost will be increased to $109 from $100 beginning in April 2011.

Selling Expenses

Selling expenses increased from $832,828 for the three months ended September 30, 2010 to $1,350,787 for the three months ended September 30, 2011.The increase was mainly attributable to the increased transportation cost which resulted from increased orders from our major customers in Beijing. We utilized the services of Jiamusi Hongqi Transporting Agency Co for transportation of commercial hogs between Jiamusi and Beijing.

Bad debt for advanced to suppliers

The provision for bad debt expense was $4,147 for the three months ended September 30, 2011, as compared to $202,962 for the three months ended September 30, 2010, a decrease of $198,815 or 98% which was in line with the slight net increase in the advances to Wang Da for the quarter ended September 30, 2011. We adopt a bad debt allowance of 5% of the aggregate amount of advances.

General and Administrative Expenses

General and administrative expenses were $391,329 for the three months ended September 30, 2011, as compared to $385,825 for the three months ended September 30, 2010, an increase of $5,504 or 1%. The increase in general and administrative costs was primarily due to the increased investor relations related charges, professional fees, New York office expenses and management salaries during the three months ended September 30, 2011, as compared to the same period in 2010. However, this increase had been offset by the decrease in amortization indirect costs of financing for the quarter ended September 30, 2011. As a result, the general and administrative increased slightly for the three months ended September 30, 2011, as compared to the same period in 2010.

Compensation Expenses

 Compensation expenses increased by approximately $437,519 or approximately 438% from the three months ended September 30, 2010, principally due to an increase in compensation expense amortized in the three months ended September 30, 2011. We issued additional shares of our common stock to certain consultants in order to develop potential business opportunities for producing breeding and commercial hogs in West China and to obtain advice on business operations, financing, investor relations and business planning from January 2011 to June 2011. Pursuant to the requirement for accounting treatment, we will recognize total compensation expenses over the period of rendering service. Details of the terms are disclosed under Notes to Consolidated Financial Statements Note (d) Unearned Compensation section.  As a result, compensation expense increased significantly for the three months ended September 30, 2011.

Total Operating Expenses

As a result of the above, total operating expenses were $2,283,850 for the quarter ended September 30, 2011, as compared to $1,570,094 for the quarter ended September 30, 2010, an increase of $713,756 or 45%. This increase was primarily attributable to the increase in selling expense and compensation expenses.

Other Income (Expense or Losses)

During the three months ended September 30, 2011, total other income net, amounted to $1,837,487 as compared to $2,273,365 for the three months ended September 30, 2010, a decrease of $435,878. The decrease was mainly attributable to a reduction in the change of the fair value of warrants of $503,348. We adopt ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard to calculate the fair value for those warrants which are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the quarter ended September 30, 2011 and 2010, the change in the fair value of warrants was $1,841,493 and 2,344,841, which were recognized as other income, respectively.

For the three months ended September 30, 2011, net interest expense was $6,480 as compared to $71,034 during the three months ended September 30, 2010, a decrease of $64,554. This decrease was because no interest was occurred after full conversion of the $2,165,000 February 2010 Notes in February 2011.

Income Taxes

Our PRC subsidiaries are exempt from income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes while its subsidiary in the U.S., Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Our PRC subsidiaries expect to use their retained earnings to support our PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by Advanced Swine, during the three months ended September 30, 2011 and 2010. Despite the fact that Sen Yu International generated net income due to the change in fair value of warrants in the three months ended September 30, 2011, there was non-realized gain as of September 30, 2011. Therefore, for the quarter ended September 30, 2011 and 2010, the income taxes were $0 and $0, respectively.

Net Income and Other Comprehensive Income

During the three months ended September 30, 2011, Sino-Canadian Sen Yu had a net income of approximately $151,265.  In our Statements of Operations, the 40% of that income allocable to our joint venture partner was deducted from our net income. Our net income for the quarter ended September 30, 2011, after that deduction, totaled $18,733,145.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended September 30, 2011, the effect of converting our financial results to U.S. dollars was to add $904,368 to our accumulated other comprehensive income. During the quarter ended September 30, 2010, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was an increase of $567,889 to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues from our business operations, sales of our securities, loans from the local financial bureau in China and loans from our stockholders. Our working capital on September 30, 2011 totaled $79,556,125, an increase of $20,320,184 from our $59,235,941 in working capital as of June 30, 2011. The increase was cash and cash equivalents and advances to suppliers for the quarter ended September 30, 2011. In general, since we expect to produce more commercial hogs in the next few years, we expect to advance more money to our suppliers, especially Wang Da, to provide Wang Da’s contracted farmers with fodder to raise more commercial hogs. As a result, our working capital will tend to fluctuate in proportion to our net income.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended September 30, 2011 and 2010.

	For The Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash (Used in) provided by:
Operating Activities	$17,422,297	$(871,501)
Investing Activities	(37,064)	(67,389)
Financing Activities	(41,201)	28,173

Net Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $17,422,297 for the three months ended September 30, 2011 as compared to $871,501 used in for the three months ended September 30, 2010. The increase in cash provided by operating activities for the three months ended September 30, 2011 was a result of an increase of our net income and a decrease of advance to suppliers.

Net Cash Used in Investments Activities

Cash Used in Investment activities for the three months ended September 30, 2011 was $37,064 as compared to $67,389 for three months ended September 30, 2010. This change was primarily attributable to the decrease in the payment for the purchase of equipment and construction in progress during three months ended September 30, 2011.

Net Cash (Used in) Provided By Financing Activities

We currently have $1,158,635 in loans payable to non-affiliates, including $861,492 due to Jiamusi Financial Bureau and $313,269 due to Tang Yuan Financial Bureau, less a total discount on loans payable of $16,126. All of the loans are interest-free and payable on December 31, 2011.  The payment date for each of these loans has been extended in the past, as these agencies have made the loans for the purpose of supporting our operations.

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

Pursuant to the February 2010 Notes, all of such Notes were automatically converted, for no additional consideration, into an aggregate of 1,096,498 shares of the Company’s common stock, 913,192 shares of Series B Preferred Stock, Series A Warrants to purchase an aggregate of 799,044 shares of common stock, Series B Warrants to purchase an aggregate of 799,044 shares of common stock and Series F Warrants to purchase an aggregate of 877,199 shares of common stock, immediately following the closing of the private placement of $3,044,140 of Common Stock on February 17, 2011, which together with the private placement of $2.42 million of the Company’s Series B Preferred Stock in June 2010, constituted a “Qualified Financing” requiring conversion of the February 2010 Notes.

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

Critical Accounting Policies

We prepared this unaudited consolidated financial statements for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

While our significant accounting policies are more fully described in Note 4 to our unaudited consolidated financial statements, we believe that those accounting policies are the most critical to aid you in fully understanding and evaluating “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In preparation of our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three months ended September 30, 2011, there was one estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of our financial statements for the three months ended September 30, 2011.

Impact of Accounting Pronouncements

There were certain recent accounting pronouncements that may have a material effect on our financial position or results of operations. All of them are described under the caption “Recent Accounting Pronouncements” in Note 4, item "o" to the Consolidated Financial Statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011. The Company’s management will endeavor to hire more qualified personnel to direct the designing and implementation of the Company’s disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Removed and Reserved

Item 5.     Other Information

None.

Item 6.    Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.Ins	XBRL Instance
101.Sch	XBRL Schema
101.Cal	XBRL Calculation
101.Def	XBRL Definition
101.Lab	XBRL Label
101.Pre	XBRL Presentation
_________________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sen Yu International Holdings, Inc.
November 14, 2011	By:	/s/ Zhenyu Shang
Zhenyu Shang Chief Executive Officer (Principal Executive Officer)
November 14, 2011	By:	/s/ Tongyu Zhang
Tongyu Zhang Interim Chief Financial Officer (Principal Accounting Officer)