Form 10-Q
period 2011-12-31
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2012-02-14
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number:  0-12792

SEN YU INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0916585 (I.R.S. Employer Identification No.)
308 Baowei Road, 6th Floor, Qianjin District, Jiamusi City, China (Address of principal executive offices,)	154002 (Zip Code)

Registrant’s telephone number (including area code):   (86) 454-844-2728

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    X    No

As of February 13, 2012, there were 26,155,511 shares of company common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION
SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	December 31, 2011	June 30, 2011
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and equivalents	$13,973,237	$11,440,584
Inventories	2,411,520	1,544,675
Advance to suppliers, net	82,211,267	53,473,785
Prepayments and other current assets	58,317	72,169
Total Current Assets	98,654,341	66,531,213
Long-Term Assets:
Property, plant, equipment and breeding stock, net	1,677,338	1,816,987
Construction in progress	-	213
Total Long-Term Assets	1,677,338	1,817,200
Total Assets	100,331,679	68,348,413
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	791,233	455,044
Loans payable, net	1,189,421	1,128,517
Loans from shareholders/officers, net	740,435	794,354
Deferred interest income	-	31,858
Performance bond	1,110,126	1,083,016
Other current liabilities	8,137	9,169
Derivative liabilities-warrants	620,023	3,793,314
Total Current Liabilities	4,459,375	7,295,272
Temporary Equity:
Redeemable shares of common stock,
804,000 shares issued and outstanding, respectively	1,277,355	1,217,055
Total Liabilities	5,736,730	8,512,327
Shareholders' Equity:
Series B Convertible Preferred Stock ,$0.001 par value,
10,000,000 shares authorized,1,285,805 and
1,988,429 shares issued and
outstanding, respectively	1,286	1,988
Common Stock, $0.001 par value, 300,000,000 shares
authorized, 26,155,511 and 25,263,113 issued
and outstanding, respectively	26,156	25,263
Additional paid-in capital	11,598,742	11,573,432
Reserve funds	9,394,071	6,745,351
Retained earnings	69,742,124	40,766,555
Accumulated other comprehensive income	5,421,805	3,393,871
Unearned compensation	(1,961,959)	(2,956,141)
Total Sen Yu International Holdings, Inc. Shareholders' Equity	94,222,225	59,550,319
Noncontrolling Interest	372,724	285,767
Total Equity	94,594,949	59,836,086
Total Liabilities and Equity	$100,331,679	$68,348,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$52,334,532	$29,081,466	$106,390,815	$52,643,934
Cost of Goods Sold	37,055,621	22,049,508	71,871,890	40,270,654
Gross Profit	15,278,911	7,031,958	34,518,925	12,373,280
Operating Expenses
Selling expenses	1,476,387	981,379	2,827,174	1,814,207
General and administrative expenses	269,354	412,010	660,683	797,835
Losses on disposal of fixed assets	-	669	68	49,148
Bad debt expense (recoveries) for advanced to suppliers	1,419,952	(162,677)	1,424,099	40,285
Compensation expense	482,163	100,000	1,019,682	200,000
Total Operating Expenses	3,647,856	1,331,381	5,931,706	2,901,475
Income From Operations	11,631,055	5,700,577	28,587,219	9,471,805
Other Income (Expense)
Interest income (expense), net	910	(68,100)	(5,570)	(139,134)
Other (expense) income, net	(46,167)	453	(43,693)	11
Change in fair value of warrants	1,331,797	5,571,124	3,173,290	7,915,965
Total Other Income	1,286,540	5,503,477	3,124,027	7,776,842
Income from Continuing Operations Before Income Taxes	12,917,595	11,204,054	31,711,246	17,248,647
Income Tax Provision	-	-	-	-
Net Income Before Noncontrolling Interest	12,917,595	11,204,054	31,711,246	17,248,647
Less: Net income (loss) attributable to the noncontrolling interest	26,451	(5,472)	86,957	(3,416)
Net Income Attributable to Sen Yu International Holdings, Inc.	$12,891,144	$11,209,526	$31,624,289	$17,252,063
Earnings Per Share:
- Basic	$0.50	$0.54	$1.23	$0.83
- Diluted	$0.46	$0.44	$1.13	$0.67
Weighted Common Shares Outstanding
- Basic	$26,000,852	$20,892,982	$25,721,430	$20,892,982
- Diluted	$28,156,445	$25,368,517	$27,877,023	$25,918,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Stated in US Dollars)

	For The Six Months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$31,711,246	$17,248,647
Other Comprehensive Income:
Foreign Currency Translation Income	2,027,934	1,207,745
Comprehensive Income	$33,739,180	$18,456,392

The accompanying notes are an integral part of these unaudited consolidated financial statements

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in US Dollars)

	For The Six Months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$31,711,246	$17,248,647
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and amortization	231,924	250,927
Bad debt adjustment	1,424,099	40,285
Consulting fees adjusted from deferred	994,182	200,000
Stock-based compensation	25,500	-
Amortization of financing costs	-	96,600
Loss on disposal of fixed assets	68	49,148
Loss on disposal of inventories	22,546	7,801
Provision for losses on inventories	-	(1,245)
Change in fair value of warrants	(3,173,290)	(7,915,965)
Accrued interest for redeemable stock	60,300	-
Changes in operating assets and liabilities:
Inventories	(830,683)	(656,510)
Advanced to suppliers	(28,137,004)	(797,370)
Prepayments and other current assets	15,277	(19,048)
Accounts payable and accrued expenses	316,867	(47,788)
Deferred interest income	(31,858)	(21,692)
Contingent liabilities	-	42,750
Other current liabilities	(1,231)	21,196
Net Cash Provided by Operating Activities	2,627,943	8,497,736
Cash Flows From Investing Activities:
Payment for purchase of equipment	(49,737)	(69,700)
Payment for construction in progress	-	(69,062)
Proceeds from sale of property and equipment	3,017	26,967
Net Cash Used in Investing Activities	(46,720)	(111,795)
Cash Flows From Financing Activities:
Proceeds from discount on loans payable	31,858	21,692
Repayments for loans from shareholders/officers	(64,747)	(19,863)
Proceeds the repayment of loans by shareholders/officers	9,192	440,522
Net Cash (Used in) Provided by Financing Activities	(23,697)	442,351
Net Increase in Cash and Equivalents	2,557,526	8,828,292
Effect of Exchange Rate Changes on Cash	(24,873)	299,047
Cash and Equivalents at Beginning of Period	11,440,584	5,825,842
Cash and Equivalents at End of Period	$13,973,237	$14,953,181
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$229,549
Income taxes paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$395	$61,062
Construction in progress transferred out to be fixed assets	$213	$83,606
Offset debt by fixed assets	$-	$6,704

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

In March 2006, Heilongjiang Sen Yu formed a joint venture with Polar Genetics, Inc., a Canadian corporation (the “Polar Genetics”) and the business license of this joint venture was issued in March 2006. The registered capital of Sino-Canadian Sen Yu Polar Swine Genetics Company Limited (“Sino-Canadian Sen Yu”) is RMB16.7 million (equivalent to approximately $2,068,368 as of March, 2006). According to the joint venture agreement, Heilongjiang Sen Yu and Polar Genetics shall contribute RMB10 million (equivalent to approximately $1,238,543 as of March, 2006) and 628 primary genetic breeding swine worth RMB6.7 million (equivalent to approximately $829,825 as of March, 2006), respectively, in order to own 60% and 40% of the joint venture, respectively. This joint venture was approved by the Jiamusi Administration for Industry and Commerce on March 30, 2006, and the actual capital of RMB10 million (equivalent to approximately $1,246,028) was contributed by Heilongjiang Sen Yu on May 22, 2006. Polar Genetics contributed 628 primary genetic breeding swine worth RMB6.7 million (equivalent to approximately $892,263) on October 12, 2007. Since China custom officers did not complete the full inspection, and released the primary genetic boars to Sino-Canadian Sen Yu until November 27, 2007, this joint venture was considered to be in development stage and did not commence principal operations until November, 27, 2007.

Sen Yu International, Advanced Swine, Heilongjiang Sen Yu, and Sino-Canadian Sen Yu, Heilongjiang Sen Yu’s 60% owned joint venture are collectively referred herein as the “Company” in the accompanying consolidated financial statements.

3.	Basis of Presentation

a.	Fiscal Year
The Company’s fiscal year ends on June 30. The accompanying consolidated financial statements of operations and cash flows include activities for the six months ended December 31, 2011 and 2010.

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

The following rates are used in translating the RMB to the U.S. dollar presentation disclosed in these consolidated financial statements for the six months ended December 31, 2011 and 2010, respectively.

	For The Six Months Ended December 31,
	2011	2010
Assets and liabilities	$0.15859	$0.15146	/RMB

Revenue and expenses	$0.15658	$0.14899	/RMB

c.	Revenue Recognition
Revenues from products sales are recorded when both title to the goods and risk of ownership are transferred to the customer upon shipment, provided that no significant obligations remain. Net sales reflect units shipped at selling prices reduced by certain sales allowances.

d.	Income Taxes
Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes, and its U.S. subsidiary, Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Its PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. In particular, under current Chinese law, Heilongjiang Sen Yu and Sino-Canadian Sen Yu are exempt from corporate income tax in China for as long as they engage in hog breeding business. However, the exemption is only for a three year period and the renewal is subject to review by the Jiamushi City State Tax Bureau. The tax exempt status of both Heilongjiang Sen Yu and Sino-Canadian Sen Yu expires on May 31, 2012. The Company may extend the exemption after approval by the Jiamushi City State Tax Bureau. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by its U.S. subsidiary, Advanced Swine, during the six months ended December 31, 2011 and 2010. Sen Yu International generated net income only from the change in fair value of warrants for the six months ended December 31, 2011 and 2010. There was no realized gain as of December 31, 2011. Therefore, for the six months ended December 31, 2011 and 2010, the Company’s income taxes were $0 and $0 in PRC and U.S.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At December 31, 2011 and June 30, 2011, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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
Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Per historical records, the Company had no uncollectible amounts. Therefore, the Company had not recorded any allowance for uncollectible accounts as of December 31, 2011 and June 30, 2011.

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

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company will adopt these new disclosure requirements on its financial statements and notes in the years or interim periods beginning after December 15, 2011.

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

5.	Inventories
Inventories as of December 31, 2011 and June 30, 2011 consisted of the following:

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
Raw materials	$50,178	$37,305
Work in progress	1,074,470	1,006,071
Finished goods	1,286,872	501,299
Total	$2,411,520	$1,544,675

The raw materials generally consist of feedstuff and other raw materials. Finished goods consist of the baby hogs, young hogs and commercial hogs which are ready to sell. Work in progress consists generally of the direct labor, depreciation of the facilities, manufacturing overhead expenses, and other production related fees.

Inventory turnover for the six months ended December 31, 2011 and 2010 were as follows:

	For The Six Months Ended December 31,
	2011	2010
Inventory turnover	36.44	32.19

Cost of goods sold increased for the six months ended December 31, 2011 as compared to the same period in 2010 as a result of the increase in sales. Average inventories increased in the six months ended December 31, 2011 as compared to the same period in 2010. However, the increased amount of cost of goods sold was greater than the amount of increased average inventories during the current period. As a result, the inventories turnover rate, which equals the cost of goods sold divided by the average inventory, for the six months ended December 31, 2011 was higher than in the same period in 2010.

6.	Advanced to Suppliers, Net and Performance Bond
Heilongjiang Sen Yu has a cooperation agreement with Wang Da, a professional feeding materials provider and a collector for good quality commercial hogs, on October 11, 2007. Pursuant to the terms of the agreement, Heilongjiang Sen Yu agreed to loan money to Wang Da to support Wang Da’s farmers’ use of good quality feedstuffs to raise their commercial hogs, and then sell those hogs to Heilongjiang Sen Yu once they mature. Wang Da can offset the loan amount from Heilongjiang Sen Yu once it delivers the farmers’ commercial hogs to Heilongjiang Sen Yu. In order to extend the Company’s farmer-based production model and acquire significant amounts of commercial hogs in the near future from Wang Da, Heilongjiang Sen Yu loaned an aggregate amount of RMB 545,674,257 (equivalent to$86,538,176) to Wang Da as of December 31, 2011. Heilongjiang Sen Yu adopted a bad debt allowance at 5% of the principal amount advanced to Wang Da for the six months ended December 31, 2011 and fiscal year ended June 30, 2011. Accordingly, the bad debt allowances were RMB27,283,713 (equivalent to $4,326,909) and RMB18,188,637 (equivalent to $2,814,084) as of December 31, 2011 and June 30, 2011, respectively. Including the amount of advances to suppliers by the joint venture, Sino-Canadian Sen Yu, the Company had a total net amount advances to suppliers as of December 31, 2011 and June 30, 2011 as follows:

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
Advanced to suppliers	$86,538,176	$56,287,869
Less: Accumulated bad debt allowance	4,326,909	2,814,084
Advanced to suppliers, net	$82,211,267	$53,473,785

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

In order to further enhance the cooperation between the two companies, the Company entered into an amended and restated cooperation agreement with Wang Da on April 1, 2011.  The amended and restated agreement contain many of original terms, except that Wang Da agreed to pay RMB7 million (equivalent to $1,110,126) to the Company as the performance bond, which was fully paid on April 18, 2011.  Such bond will be returned to Wang Da when the agreement is terminated.  The parties also agree that if Wang Da breaches this agreement during the agreement term, the Company has the right to deduct its losses from the bond. In addition, the feed cost will be increased to $109 from $100 beginning in April 2011, upon such amended and restated cooperation agreement. Pursuant to this amended and restated cooperation agreement with Wang Da on April 1, 2011, since the market price of raw materials relation to manufacturing feed cost continues to rise more than 6% in 2011, the Company signed a new supplementary agreement with Wang Da on July 28, 2011. The feed cost was increased to $132 from $111commencing from August 1, 2011 pursuant to such supplementary agreement.  Except as modified by the supplementary agreement, all of terms of the amended and restated cooperation agreement remain the same.

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

Advances to suppliers aging as of December 31, 2011 and June 30, 2011 were as follows:

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
Less than 90 days	$56,364,515	$23,897,702
91days-180days	19,852,857	19,035,971
181days-365days	10,320,804	13,354,196
Total	$86,538,176	$56,287,869

The Company’s advances to suppliers with ages of less than 91 days represented approximately 65% and 42% of total advances to suppliers as of December 31, 2011 and June 30, 2011, respectively.

The turnover rate for advances to Wang Da for the six months ended December 31, 2011 and 2010 were as follows:
	For The Six Months Ended December 31,
	2011	2010
Turnover rate for advances to Wang Da	1.02	1.24

The purchases of commercial hogs from Wang Da increased during the six months ended December 31, 2011 as compared to the same period in 2010 as a result of the Company’s increase in sales of commercial hogs. In order to acquire large numbers of commercial hogs in the coming year, the amount of average advances to Wang Da increased during the quarter ended December 31, 2011 as compared to the same period in 2010. However, the amount of increased purchases of commercial hogs was less than the amount of increased average advances during the current period. As a result, the turnover rate of advances to Wang Da for the six months ended December 31, 2011 was less than in the same period in 2010.

The components of the advances are shown in the following table as of December 31, 2011:

Advance to Wang Da: US $82.2 mm
Advances to Wang Da in US$
Fodder provided to Farmers	$46,748,114
Fodder used on Sen Yu Farms	(183,429)
Feed	39,973,491
Sub-total	86,538,176
Bad Debt Allowance for Wang Da	(4,326,909)
Total	$82,211,267

Month	Unit Price	Piglets	Advances to Wang Da in US$
Jul/11	111	46,410	$5,129,774
Aug/11	132	52,940	7,012,110
Sep/11	132	54,600	7,231,983
Oct/11	132	66,870	8,857,192
Nov/11	132	69,130	9,156,538
Dec/11	132	70,670	9,360,517
Total		360,620	$46,748,114

Fodder provided to Farmers: $46,748,114

Fodder provided to farmers is determined by an estimation of fodder consumed from July to December of 2011. The Company and Wang Da inspect the farmers periodically to monitor the birth rate of piglets and hogs ready to be sold to market in order to determine the feed consumption. The fodder estimation is calculated on a 6 month basis.

Feed: $39,973,491

“Feed” is one of the components of the Advance to Wang Da, defined as the corn, which is used to mix fodder.  The corn costs constitute approximate 45% of costs of total mixed fodder.  In order to stabilize the mixed fodder costs of Wang Da, the Company generally advances a “corn fund” to Wang Da between October and December each year.  Based on the negotiation with Wang Da, the “corn fund” is calculated as 30% of the total annual projection of the fodder costs for the next fiscal year.  The Company will offset this amount in the coming fiscal year when the Company provides fodder advances to Wang Da.  A mature hog weighing 100 kg consumes 288 kg of feed with a feed cost of $100. The life cycle is 155 days from birth to be considered mature. The feed cost increased to $132 commencing August 2011, pursuant to the new supplementary agreement dated July 28, 2011.

Fodder used on Sen Yu Farms: $183,429

The fodder used on Sen Yu farms is the fodder supply for the breeding hogs produced on the Company’s farms. Wang Da provides the Company with short term credit for the fodder used on the Company’s farm.

7.	Prepayments and Other Current Assets

As of December 31, 2011 and June 30, 2011, prepayments and other current assets consisted of the following:

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
Prepaid rent	$27,507	$52,738
Advance to employees	2,194	5,676
Other receivable	28,616	13,755
Total	$58,317	$72,169

8.	Property, Plant, Equipment, and Breeding Stock, Net
Property, Plant, Equipment, and Breeding Stock, less accumulated depreciation, consisted of the following:
	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
Buildings and improvements	$1,909,978	$1,863,336
Land improvements	301,338	293,978
Leasehold improvements	125,521	158,967
Machinery and equipments	780,160	676,405
Breeding stock	682,703	721,393
Sub-Total	3,799,700	3,714,079
Less: Accumulated depreciation	2,122,362	1,897,092
Total	$1,677,338	$1,816,987

Depreciation expenses for the six months ended December 31, 2011 and 2010 were $231,924 and $250,927, respectively. Loss on disposal of fixed assets for the six months ended December 31, 2011 and 2010 was $68 and $49,148, respectively.

9.	Loans Payable, Net
Loans payable as of December 31, 2011 and June 30, 2010 consisted of the following:

Loans payable, net, current maturities	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
On December 1 and 16, 2005, the Company obtained loans in amounts of  RMB2.8 million (equivalent to $444,050 and $433,207 as of December 31, 2011 and June 30, 2011, respectively) and RMB0.7 million (equivalent to $111,013 and $108,302 as of December 31,2011 and June 30, 2011, respectively) from Jiamusi Government Financial Bureau ("JGFB") by pledging certain buildings in Huanan, which have a carrying value of approximately RMB2.6 million (equivalent to $407,250 and $402,263 as of December 31,2011 and June 30,2011,repspectively ). The term of the debt was originally from October 31, 2005 to 2007.Since the Company is an agricultural enterprise and its business is supported by the Chinese Government, these loans do not bear interest, and the original due date had been extended to December 31, 2011. The Company has submitted application for extending the term of the loan, which has been under review by the relevant authorities.
	$555,063	$541,509

On April 20 and September 25, 2007, the subsidiary of the Company, Sino-Canadian, obtained loans in amounts of RMB1.5 million (equivalent to $237,884 and $232,075 as of December 31, 2011 and June 30, 2011, respectively) and RMB0.5 million (equivalent to $79,295 and $77,358 as of December 31, 2011 and June 30, 2011, respectively) from TangYuan Government Financial Bureau ("TGFB") by pledging certain buildings in Heijinhe, which have a carrying value of approximately RMB5.1 million (equivalent to $762,200). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the Chinese government supports the Company's business, these loans do not bear interest and all of their due dates had been extended to December 31, 2009. On December 16, 2009, the due dates of these loans were extended to December 31, 2011. The Company has submitted an application for extending the term of the loan, which is under review by the relevant authorities.  The Company has spoken to such authorities and is confident an extension of the term will be granted prior to March 15, 2012.
	317,179	309,433

On May 9, 2007, the Company obtained a loan in amount of RMB2 million (equivalent to $317,179 and $309,433) as of December 31, 2011 and June 30, 2011, respectively) from JGFB by pledging certain buildings in Huanan, which have a carrying value of approximately RMB1.5 million (equivalent to $237,884). The term of the debt was originally from January 1, 2007 to December 31, 2008. This loan does not bear interest and the due date had been extended to December 31, 2009 by JGFB on June 16, 2008.  On December 16, 2009, the due dates of these loans were extended to December 31, 2011. The Company has submitted application for extending the term of the loan, which has been under review by the relevant authorities.  The Company has spoken to such authorities and is confident an extension of the term will be granted prior to March 15, 2012.
	317,179	309,433

Total loans payable, current maturities	1,189,421	1,160,375
Less: discount on loans payable, current	-	31,858
Total loans payable, net, current maturities	$1,189,421	$1,128,517

10.	Loans from Stockholders/Officers, Net

Loans from stockholders/officers are unsecured, non-interest bearing, and have not set repayment date. At the quarter ended September 30, 2009, in order to increase the working capital of the Company, the majority stockholder, Mr. Ligang Shang, waived his right to collect the Company’s debt to him in an aggregate amount of $11,169,236.  That sum was added to paid-in capital as of September 30, 2009.  As a result, the total net amount of loans from the stockholders/officers was $740,435 as of December 31, 2011.

11.	Commitments
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

The Company leases office space and employee living space. The rental expenses under operating leases were $103,569 and $ 78,006for the six months ended December 31, 2011 and 2010, respectively. Future minimum rental commitments on December 31, 2011, are as follows:

For The Six Months Ending December 31,	Amount
2012	$188,922
2013	105,191
2014	2,975
2015	1,566
2016	1,566
Thereafter	27,665
Total minimum payments required	$327,885

12.	Stockholders’ Equity

a.	Preferred Stock
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

The conversion price of the Series B Preferred Stock is subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In the event the February 2010 Convertible Notes are converted at a price per share below $2.10, the conversion price shall immediately be adjusted to the equivalent of such lower price per share. The conversion price of Series B Preferred Stock issued in the June 2010 offering was $1.08 per share as of December 31, 2011.

On March 16, 2011, 77,143 shares of Preferred B Stock issued in the 2010 June Private Placement were converted into 150,000 shares of common stock at a conversion price of $1.08 per share. In addition, in August 2011, 154,286 shares of Preferred B Stock issued in the 2010 June Private Placement were converted into 300,000 shares of common stock at a conversion price of $1.08 per share.

On February 17, 2011, 913,192 shares of Preferred B Stock were issued upon the automatic conversion of the promissory notes issued in the February 2010 offering.  The initial conversion ratio for the Preferred B Stock issued on February 17, 2011 is one-to-one. For the three months ended September 30, 2011, 84,360 shares of Preferred B Stock issued in February 2011 were converted into 98,420 shares of common stock in September 2011 using an incorrect conversion ratio. The correct conversion ratio that shall have been applied to the Noteholders is one-to-one. Therefore the Company should have been issued 84,360 shares of common stock to such Note holder.  As a result, 14,060 shares of common stock that were issued to such Note holder was in excess and shall be revoked.  The Company has been in discussion with this Note holder to resolve this issue.  Subsequently, in the six months ended December 31, 2011, 463,978 shares of Preferred B Stock issued to other previous Note holders in February 2011 were converted into 463,978 shares of common stock at the correct conversion ratio of one-to-one.

As of December 31, 2011 and June 30, 2011, there were 1,285,805 and 1,988,429 shares of Series B Stock outstanding. As of December 31, 2011, there are 364,854 shares of Series B Stock with a conversion ratio into common stock of one to one and 920,951 shares of Series B Stock are convertible into common stock at the conversion price of $1.08.

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

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into common stock issued by the Company.  The Company’s basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of June 30, 2011, respectively. Since the Company’s basic earnings were $1.64 per share for the fiscal year ended June 30, 2011, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of December 31, 2011, respectively.

On February 17, 2010, Series A Warrants to purchase an aggregate of 799,044 shares of common stock and Series B Warrants to purchase an aggregate of 799,044 shares of common stock were issued upon the conversion of the February 2010 Notes. These Series A Warrants and Series B Warrants were initially exercisable at $3.00 and $4.10, respectively, for three years from February 17, 2011. The Company’s basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of June 30, 2011, respectively. Since the Company’s basic earnings were $1.64 per share for the fiscal year ended June 30, 2011, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of December 31, 2011, respectively.

As of December 31, 2011, 1,807,378 Series A Warrants and 1,807,378 Series B Warrants were outstanding, respectively.

Series C Warrants to Series E Warrants
In connection with the 2010 June Private Placement, the Company issued to Global, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable for five years at $3.00 per share, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years. None of these warrants has been exercised as of December 31, 2011.

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

On February 17, 2011, Series F Warrants to purchase an aggregate of 877,199 shares of common stock were issued upon conversion of the February 2010 Notes.

As of December 31, 2011, 1,984,159 Series F Warrants were outstanding.

Following is a summary of the status of Series A to F warrants activity as of December 31, 2011:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, July 1, 2011	5,820,081	$2.73	3.90	$2.65
Granted	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Adjusted by investment agreement	-	-
Outstanding, December 31, 2011	5,820,081	$2.34	1.94	$-

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

The fair value of the warrants issued in the June 2010 Private Placement was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 235.41%, risk free interest rate 0.24% for Series A and B warrants, and risk free interest rate 0.35% for Series C to E warrants. The fair value of those warrants was calculated at $208,263 as derivative liabilities warrants as of December 31, 2011.

The fair value of the warrants issued in the February 2011 Private Placement was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 235.41%, Risk free interest rate 0.24%. The fair value of this warrant was calculated at $125,651 as derivative liabilities warrants as of December 31, 2011.

The fair value of the warrants issued upon conversion of the February 2010 Notes was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 235.41%, Risk free interest rate 0.24%. The fair value of those warrants was calculated at $286,109 as derivative liabilities warrants as of December 31, 2011.

The fair value of outstanding warrants was $620,023 and $3,793,314 as of December 31, 2011 and June 30, 2011. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions

	As of December 31, 2011	As of June 30, 2011
Volatility	235.41%	267.8%
Risk free interest rate	0.24% or 0.35%	0.39% or 0.67%
Expected term	1. 40-3.40 years	1.95-3.95 years

The change in fair value of warrants was recorded as other income for the six months ended December 31, 2011 and 2010.

c.	Common Stock
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

In March 2011, the Company issued 40,931 shares of common stock to Hampton Growth for rendering investor-relation services, 25,000 shares of common stock to Chunying Chen and 250,000 shares of common stock to each of Ming Jie Huo and Song Ling Huo for consulting services they rendered.  Pursuant to the amended service agreement with Hampton Growth in April 2011, the Company issued 370,000 shares of common stocks to Hampton for rendering professional investors-relation services.

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

Under the terms of the Subscription Agreement, the common stocks issued to four non-U.S. individual investors are redeemable at the option of the holder. Due to the redeemable nature associated with the common stock issued to the four non-U.S. investors, the Company has classified the shares of common stock as temporary equity. When and if the redemption right expires or when redemption becomes improbable, the shares of common stock will be classified as shareholders’ equity. The amount that would have been paid if the redemption had occurred on December 31, 2011 is $1,277,355, including interest based on 10% per annum accrued from inception.

The Company had 26,155,511 shares of common stock outstanding and issued as of December 31, 2011.

d.	Additional Paid-In Capital
The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued $11,598,742 was recorded as additional paid-in capital as of December 31, 2011.

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

13.	Basic and Diluted Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2011	2010	2011	2010
	Unaudited	Unaudited	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	$12,891,144	$11,209,526	$31,624,289	$17,252,063
Denominator:
Weighted average common shares	26,000,852	20,892,982	25,721,430	20,892,982
Denominator for basic calculation	26,000,852	20,892,982	25,721,430	20,892,982
Net income per share — basic	$0.50	$0.54	$1.23	$0.83

Diluted:
Numerator:
Net income for basic calculation	12,891,144	11,209,526	31,624,289	17,252,063
Effect of dilutive securities issued	-	76,516	-	153,033
Net income for diluted calculation	12,891,144	11,286,042	31,624,289	17,405,096
Denominator:
Denominator for basic calculation	26,000,852	20,892,982	25,721,430	20,892,982
Weighted average effect of dilutive securities;
Series B Preferred stock and warrants
and Series A Convertible Preferred Stock	2,155,593	4,475,535	2,155,593	5,025,839
Denominator for diluted calculation	28,156,445	25,368,517	27,877,023	25,918,821
Net income per share — diluted	$0.46	$0.44	$1.13	$0.67

14.	Concentration of Business

a.	Financial Risks
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

b.	Major Customers

The following summarizes sales to major customers (each represented 10% or more of the Company’s total sales revenues):

	Sales to	Number of
For The Six Months Ending December 31,	Major Customers	Customers	Total Sales Revenue
2011	$104,689,676	2	98.40%
2010	$52,148,322	2	99.06%

c.	Major Suppliers

The following summarizes purchases from major suppliers (each representing10% or more of the Company’s total purchase):

	Purchase from	Number of	Percentage of
For The Three Months Ending December 31,	Major Suppliers	Suppliers	Total Purchases
2011	$72,327,244	1	99.96%
2010	$40,491,730	1	99.90%

15.	Geographical Risks
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of the Company for the six months ended December 31, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

Overview

Sen Yu International Holdings, Inc. was founded as a Colorado corporation on June 29, 1983 and was re-domiciled in the State of Delaware on December 6, 2007. In connection with the Company’s change of domicile, the Company increased its authorized capital to 310,000,000 of which 300,000,000 are Common Stock, and 10,000,000 are Preferred Stock, each with a par value of $0.001 per share, with the preferred stock issuable in series with such powers, designations, preferences and relative, participating, optional or other specific rights, and qualifications, limitations or restrictions thereof, as the Board may fix from time to time by resolution or resolutions. Prior to August 13, 2009, the Company had not engaged in any business operations.

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

RESULTS OF OPERATION

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

	For The Three Months Ended December 31,
	2011		2010		2011 Vs 2010
	(Unaudited)		(Unaudited)		Increase/ (decrease)
Revenues	$52,334,532		$29,081,466		23,253,066	80%
Cost of Goods Sold	37,055,621	70.81%*	22,049,508	75.82%*	15,006,113	68.06%
Gross Profit	15,278,911	29.19%	7,031,958	24.18%	8,246,953	117%
Operating Expenses
Selling expenses	1,476,387		981,379		495,008	50%
General and administrative expenses	269,354		412,010		(142,656)	-35%
Losses on disposal of fixed assets	-		669		(669)	-100%
Bad debt expense (recoveries) for advanced to suppliers	1,419,952		(162,677)		1,582,629	-973%
Compensation Expense	482,163		100,000		382,163	382%
Total Operating Expenses	3,647,856	6.97%	1,331,381	4.58%	2,316,475	174%
Income From Operations	11,631,055	22.22%	5,700,577	19.60%	5,930,478	104%
Other Income (Expense)
Interest income (expense), net	910		(68,100)		69,010	-101%
Other (expense) income, net	(46,167)		453		(46,620)	-10291%
Change in fair value of warrants	1,331,797		5,571,124		(4,239,327)	-76%
Total Other Income	1,286,540		5,503,477		(4,216,937)	-77%
Income from Continuing Operations Before Income Taxes	12,917,595	24.68%	11,204,054	38.53%	1,713,541	15%
Income Tax Provision	-		-		-
Net Income Before Noncontrolling Interest	12,917,595	24.68%	11,204,054	38.53%	1,713,541	15%
Less: Net income (loss) attributable to the noncontrolling interest	26,451		(5,472)		31,923	-583%
Net Income Attributable to Sen Yu International Holdings, Inc.	$12,891,144		$11,209,526		1,681,618	15%

* as percentage of the revenue

Revenues

Total revenues were $52,334,532 for the three months ended December 31, 2011 compared to $29,081,466 for the three months ended December 31, 2010 which represents a 80% period to period increase. The increase in revenues resulted from increased orders from our major customers, Beijing Dahongmen and Beijing Fifth Meat Factory. Hog sales increased to 213,969 heads for the quarter ended December 31, 2011 from 154,389 heads during the three months ended December 31, 2010.

The following table sets forth information regarding the sales of our principal products during the three months ended December 31, 2011 and 2010:

	For The Three Months Ended December 31 2011
	2011			2010			2011 Less 2010
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial Hogs	211,168	$51,533,581	98.47%	153,325	$28,810,123	99.07%	57,843	$22,723,458	79%
Others Hogs	2,801	800,951	1.53%	1,064	271,343	0.93%	1,737	529,608	195%
Total	213,969	$52,334,532	100%	154,389	$29,081,466	100%	59,580	$23,253,066	80%

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

The following table sets forth information regarding the average price per capita of our principal products during the three months ended December 31, 2011 and 2010:

	Average Unit Sales Price Per Capita		Basic Change
	2011	2010	Per Capita
Commercial Hogs	$244.04	$187.90	$56.14
Others Hogs	285.95	255.02	30.93
Overall Average Products	244.59	188.36	56.23

The increase in average unit sales price (per capita), as reflected in the above table, was primarily attributable to the fact that the market price of hogs per kilogram increased significantly in the three months ended December 31, 2011 as compared to the same period in 2010.  Therefore, the average unit sales price of others hogs increased for the three months ended December 31, 2011 as compared to the same period in 2010.

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect manufacturing costs, including production overhead costs and costs of our purchases of hogs. Cost of goods sold for the three months ended December 31, 2011 were $37,055,621. Comparing to $22,049,508 for the three months ended December 31, 2010, this represents an increase of 68.06% or $15,006,113. This increase was in line with the increase in sales.

Gross margin was 29.19% for the three months ended December 31, 2011 and 24.18% for the three months ended December 31, 2010. The increase in gross margin was due to the higher unit sale prices for the quarter ended December 31, 2011as compared to the same period in 2010.

The following table sets forth information regarding the average cost per capita of our principal products during the three months ended December 31, 2011 and 2010.

	Average Cost Per Capita		Basic Change
	2011	2010	Per Capita
Commercial Hogs	$172.73	$142.23	$30.50
Others Hogs	206.90	228.17	(21.27)
Overall Average Products	173.18	$142.82	30.36

The increase in average unit cost for overall average products was primarily attributable to the increased sales of commercial hogs and the higher fodder costs in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Costs of commercial hogs mainly consist of fodder costs and the fixed percentage of profits allocated to the farmers. The latter is calculated as 40% of profits (roughly equal to the difference between the local selling price and the fodder costs for the commercial hogs). We distributed more profits to the farmers due to the increase of the market price for the three months ended December 31, 2011, which contributed to the increased average unit cost for commercial hogs per capita for the three months ended December 31, 2011, as compared to the same period in 2010. The decrease in average unit cost price for other hogs was primarily due to the fact that there was a significant increase in the  other hogs we produced in our breeding facility for the three months ended December 31, 2011 as compared to the same period of last year, as a result the fixed manufacturing costs were allocated to such other hogs for the three months ended December 31, 2011. It resulted in a reduction in unit cost for other hogs.

The Company pays an advance to Wang Da and offsets the advance every ten days by receiving collected mature commercial hogs from Wang Da farmers. Roughly 71% of the Company’s cost of goods sold consists of fodder cost. A mature hog weighing 100 kg consumes approximately 288 kg of feed on average with a feed cost of $100. Based on the unit hog feed cost of $100 and the number of hogs being collected each day, the offset to the prepaid advance would be the sum of $100 multiplied by the number of hogs collected. The Company settles the advances with Wang Da every 10 days to ensure that the risk control with respect to the advances extended to Wang Da is in place. The feed cost increased to $111 from $100 in April 2011 and again, to $132 in August 2011.

Selling Expenses

Selling expenses increased from $981,379 for the three months ended December 31, 2010 to $1,476,387 for the three months ended December 31, 2011.The increase was mainly attributable to the increased transportation cost which resulted from increased orders from our major customers in Beijing. We utilized the services of Jiamusi Hongqi Transporting Agency Co for transportation of commercial hogs between Jiamusi and Beijing.

Bad debt for advanced to suppliers

The provision for bad debt expense was $1,419,952 for the three months ended December 31, 2011, as compared to $162,677 recoveries for the three months ended December 31, 2010, an increase of $1,582,629 or 973% which was in line with the significant increase in the advances to Wang Da for the quarter ended December 31, 2011. We adopt a bad debt allowance of 5% of the aggregate amount of advances.

General and Administrative Expenses

General and administrative expenses were $269,354 for the three months ended December 31, 2011, as compared to $412,010 for the three months ended December 31, 2010, a decrease of $142,656 or 35%. The decrease in general and administrative costs was primarily due to a significant decrease in travel expenses and  in amortization indirect costs of financing during the three months ended December 31, 2011, as compared to the same period in 2010. As a result, the general and administrative expenses decreased for the three months ended December 31, 2011, as compared to the same period in 2010.

Compensation Expenses

Compensation expenses increased by approximately $382,163 or approximately 382% from the three months ended December 31, 2010, principally due to an increase in compensation expense amortized in the three months ended December 31, 2011. We issued additional shares of our common stock to certain consultants in order to develop potential business opportunities for producing breeding and commercial hogs in West China and to obtain advice on business operations, financing, investor relations and business planning from January 2011 to June 2011. Pursuant to the requirement for accounting treatment, we will recognize total compensation expenses over the period of rendering service. Details of the terms are disclosed under Notes to Consolidated Financial Statements Note12 (d) Unearned Compensation section.  As a result, compensation expense increased significantly for the three months ended December 31, 2011.

Total Operating Expenses

As a result of the above, total operating expenses were $3,647,856 for the quarter ended December 31, 2011, as compared to $1,331,381 for the quarter ended December 31, 2010, an increase of $2,316,475 or 174%. This increase was primarily attributable to the increase in selling expense and compensation expenses.

Other Income (Expense or Losses)

During the three months ended December 31, 2011, total other income net, amounted to $1,286,540 as compared to $5,503,477 for the three months ended December 31, 2010, a decrease of $4,216,937. The decrease was mainly attributable to a reduction in the change of the fair value of warrants of $4,239,327. We adopt ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard to calculate the fair value for those warrants which are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the quarter ended December 31, 2011 and 2010, the change in the fair value of warrants was $1,331,797 and $5,571,124, which were recognized as other income, respectively.

For the three months ended December 31, 2011, net interest income was $910 as compared to $68,100 interest expense during the three months ended December 31, 2010, an increase of $69,010. This increase was because no interest was occurred after full conversion of the $2,165,000 February 2010 Notes in February 2011.

Income Taxes

Our PRC subsidiaries are exempt from income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes while its subsidiary in the U.S., Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Our PRC subsidiaries expect to use their retained earnings to support our PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by Advanced Swine, during the three months ended December 31, 2011 and 2010. Despite the fact that Sen Yu International generated net income due to the change in fair value of warrants in the three months ended December 31, 2011, there was non-realized gain as of December 31, 2011. Therefore, for the quarter ended December 31, 2011 and 2010, the income taxes were $0 and $0, respectively.

Net Income and Other Comprehensive Income

During the three months ended December 31, 2011, Sino-Canadian Sen Yu had a net income of approximately $66,128.  In our Statements of Operations, the 40% of that income allocable to our joint venture partner was deducted from our net income. Our net income for the quarter ended December 31, 2011, after that deduction, totaled $12,891,144.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended December 31, 2011, the effect of converting our financial results to U.S. dollars was to add $1,123,566 to our accumulated other comprehensive income. During the quarter ended December 31, 2010, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was an increase of $639,856 to our accumulated other comprehensive income.

SIX MONTHS ENDED DECEMBER 31, 2011 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2010

	For The Six Months Ended December 31,
	2011		2010		2011 Vs 2010
	(Unaudited)		(Unaudited)		Increase/ (decrease)
Revenues	$106,390,815		$52,643,934		53,746,881	102%
Cost of Goods Sold	71,871,890	67.55%*	40,270,654	76.50%*	31,601,236	78.47%
Gross Profit	34,518,925	32.45%	12,373,280	23.50%	22,145,645	179%
Operating Expenses
Selling expenses	2,827,174		1,814,207		1,012,967	56%
General and administrative expenses	660,683		797,835		(137,152)	-17%
Losses on disposal of fixed assets	68		49,148		(49,080)	-100%
Bad debt expense for advanced to suppliers	1,424,099		40,285		1,383,814	3435%
Compensation Expense	1,019,682		200,000		819,682	410%
Total Operating Expenses	5,931,706	5.58%	2,901,475	5.51%	3,030,231	104%
Income From Operations	28,587,219	26.87%	9,471,805	17.99%	19,115,414	202%
Other Income (Expense)
Interest expense, net	(5,570)		(139,134)		133,564	-96%
Other (expense) income , net	(43,693)		11		(43,704)	-397309%
Change in fair value of warrants	3,173,290		7,915,965		(4,742,675)	-60%
Total Other Income	3,124,027		7,776,842		(4,652,815)	-60%
Income from Continuing Operations Before Income Taxes	31,711,246	29.81%	17,248,647	32.76%	14,462,599	84%
Income Tax Provision	-		-		-
Net Income Before Noncontrolling Interest	31,711,246	29.81%	17,248,647	32.76%	14,462,599	84%
Less: Net income attributable to the noncontrolling interest	86,957		(3,416)		90,373	-2646%
Net Income Attributable to Sen Yu International Holdings, Inc.	$31,624,289		$17,252,063		14,372,226	83%

* as percentage of the revenue

Revenues

Total revenues were $106,390,815 for the six months ended December 31, 2011 compared to $52,643,934 for the six months ended December 31, 2010 which represents a 102% period to period increase. The increase in revenues resulted from increased orders from our major customers, Beijing Dahongmen and Beijing Fifth Meat Factory. Hog sales increased to 407,564 heads for the six months ended December 31, 2011 from 288,950 heads during the six months ended December 31, 2010.

The following table sets forth information regarding the sales of our principal products during the six months ended December 31, 2011 and 2010:

	For The Six Months Ended December 31 2011
	2011			2010			2011 Less 2010
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial Hogs	401,914	$104,689,676	98.40%	286,946	$52,148,322	99.06%	114,968	$52,541,354	101%
Others Hogs	5,650	1,701,139	1.60%	2,004	495,612	0.94%	3,646	1,205,527	243%
Total	407,564	$106,390,815	100%	288,950	$52,643,934	100%	118,614	$53,746,881	102%

Commercial hogs refer to the hogs we repurchase from farmers through Wang Da. Commercial hogs are transported and sold in the Beijing market. Other hogs refer to hogs raised in our own breeding facilities, including breeding swine, commercial hogs, piglets and substandard hogs which are not qualified as breeding swine. Other hogs are sold in the local Heilongjiang market.

The increase in quantities sold, as reflected in the table, was primarily attributable to our recent decision of committing all of our available cash resources to the commercial hog market.

The following table sets forth information regarding the average price per capita of our principal products during the six months ended December 31, 2011 and 2010:

	Average Unit Sales Price Per Capita		Basic Change
	2011	2010	Per Capita
Commercial Hogs	$260.48	$181.74	$78.74
Others Hogs	301.09	247.31	53.78
Overall Average Products	261.04	182.19	78.85

The increase in average unit sales price (per capita), as reflected in the above table, was primarily attributable to the fact that the market price of hogs per kilogram increased significantly in the six months ended December 31, 2011 as compared to the same period in 2010. Therefore, the average unit sales price of others hogs increased significantly for the six months ended December 31, 2011 as compared to the same period in 2010.

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect manufacturing costs, including production overhead costs and costs of our purchases of hogs. Cost of goods sold for the six months ended December 31, 2011 were $71,871,890. In comparing to $40,270,654 for the six months ended December 31, 2010, this represents an increase of 78.47% or $31,601,236. This increase was in line with the increase in sales.

Gross margin was 32.45% for the six months ended December 31, 2011 and 23.5% for the six months ended December 31, 2010. The increase in gross margin was due to the higher unit sale prices for the six months ended December 31, 2011 as compared to the same period in 2010.

The following table sets forth information regarding the average cost per capita of our principal products during the six months ended December 31, 2011 and 2010.

	Average Cost Per Capita		Basic Change
	2011	2010	Per Capita
Commercial Hogs	$175.87	$138.90	$36.97
Others Hogs	210.15	206.81	3.34
Overall Average Products	176.35	139.37	36.98

The increase in average unit cost for overall average products was primarily attributable to the fact that we sold more commercial hogs and the higher fodder costs in the six months ended December 31, 2011 as compared to the six months ended December 31, 2010.

Costs of commercial hogs mainly consist of fodder costs and the fixed percentage of profits allocated to the farmers. The latter is calculated as 40% of profits (roughly equal to the difference between the local selling price and the fodder costs for the commercial hogs). We distributed more profits to the farmers due to the increase of the market price for the six months ended December 31, 2011, which contributed to the increased average unit cost for commercial hogs per capita for the six months ended December 31, 2011, as compared to the same period in 2010. The increase in average unit cost price for other hogs was primarily due to the fact fodder costs and direct labors increased in the six months ended December 31, 2011 as compared to the same period in 2010. However, there was a significant increase in the number of other hogs we produced in our breeding facility for the six months ended December 31, 2011 as compared to the same period of last year. The fixed manufacturing costs were allocated to such other hogs for the six months ended December 31, 2011, which resulted in a reduction in unit cost for other hogs. As a result, a portion of the increased fodder costs had been offset by the increase in number of other hogs for the three months ended December 31, 2011.  Therefore, the unit cost for other hogs only increased slightly for the six months ended December 31, 2011 as compared to the same period in 2010.

The Company pays an advance to Wang Da and offsets the advance every ten days by receiving collected mature commercial hogs from Wang Da farmers. Roughly 71% of the Company’s cost of goods sold consists of fodder cost. A mature hog weighing 100 kg consumes approximately 288 kg of feed on average with a feed cost of $100. Based on the unit hog feed cost of $100 and the number of daily collected hogs, the offset to the prepaid advance would be the sum of $100 multiplied by the number of hogs collected. The Company settles the advances with Wang Da every 10 days to ensure that the risk control with respect to the advances extended to Wang Da is in place. The feed cost increased $132 beginning in August 2011.

Selling Expenses

Selling expenses increased from $1,814,207 for the six months ended December 31, 2010 to $2,827,174 for the six months ended December 31, 2011.The increase was mainly attributable to the increased transportation cost which resulted from increased orders from our major customers in Beijing. We utilized the services of Jiamusi Hongqi Transporting Agency Co for transportation of commercial hogs between Jiamusi and Beijing.

Bad debt for advanced to suppliers

The provision for bad debt expense was $1,424,099 for the six months ended December 31, 2011, as compared to $40,285 for the six months ended December 31, 2010, an increase of $1,383,814 or 3435% which was in line with the significant increase in the advances to Wang Da for the six months ended December 31, 2011. We adopt a bad debt allowance of 5% of the aggregate amount of advances.

General and Administrative Expenses

General and administrative expenses were $660,683 for the six months ended December 31, 2011, as compared to $797,835 for the six months ended December 31, 2010, a decrease of $137,152 or 17%. The decrease in general and administrative cost was primarily due to the decrease in amortization of indirect costs of financing for the six months ended December 31, 2011. Despite the fact that the investor relations related charges, professional fees and management salaries were increased for the six months ended December 31, 2011, as compared to the same period in 2010, this increase was offset by the decrease in amortization of indirect costs for the six months ended December 31, 2011. As a result, general and administrative cost decreased during the six months ended December 31, 2011, as compared to the same period in 2010.

Compensation Expenses

Compensation expenses increased by approximately $819,682 or approximately 410% from the six months ended December 31, 2010, principally due to an increase in compensation expense amortized in the six months ended December 31, 2011. We issued additional shares of our common stock to certain consultants in order to develop potential business opportunities for producing breeding and commercial hogs in west China and to obtain advice on business operations, financing, investor relations and business planning from January 2011 to June 2011. Pursuant to the requirement for accounting treatment, we will recognize total compensation expenses over the period of rendering service. Details of the terms are disclosed under Notes to Consolidated Financial Statements Note (d) Unearned Compensation section.  As a result, compensation expense increased significantly for the six months ended December 31, 2011.

Total Operating Expenses

As a result of the above, total operating expenses were $5,931,706 for the six months ended December 31, 2011, as compared to $2,901,475 for the six months ended December 31, 2010, an increase of $3,030,231 or 104%. This increase was primarily attributable to the increase in selling expense and compensation expenses.

Other Income (Expense or Losses)

During the six months ended December 31, 2011, total other income net, amounted to $3,124,027 as compared to $7,776,842 for the six months ended December 31, 2010, a decrease of $4,652,815. The decrease was mainly attributable to a reduction in the change of the fair value of warrants of $4,742,675. We adopt ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard to calculate the fair value for those warrants which are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the six months ended December 31, 2011 and 2010, the change in the fair value of warrants was $3,173,290 and 7,915,965, which were recognized as other income, respectively.

For the six months ended December 31, 2011, net interest expense was $5,570 as compared to $139,134 during the six months ended December 31, 2010, a decrease of $133,564. This decrease was because no interest was accrued after full conversion of the $2,165,000 February 2010 Notes in February 2011.

Income Taxes

Our PRC subsidiaries are exempt from income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes while its subsidiary in the U.S., Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual fees and reporting. Our PRC subsidiaries expect to use their retained earnings to support our PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by Advanced Swine, during the six months ended December 31, 2011 and 2010. Despite the fact that Sen Yu International generated net income due to the change in fair value of warrants in the six months ended December 31, 2011, there was non-realized gain as of December 31, 2011. Therefore, for the six months ended December 31, 2011 and 2010, the income taxes were $0 and $0, respectively.

Net Income and Other Comprehensive Income

During the six months ended December 31, 2011, Sino-Canadian Sen Yu had a net income of approximately $217,392.  In our Statements of Operations, the 40% of that income allocable to our joint venture partner was deducted from our net income. Our net income for the six months ended December 31, 2011, after that deduction, totaled $31,624,289.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the six months ended December 31, 2011, the effect of converting our financial results to U.S. dollars was to add $2,027,934 to our accumulated other comprehensive income. During the six months ended December 31, 2010, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was an increase of $1,207,745to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues from our business operations, sales of our securities, loans from the local financial bureau in China and loans from our stockholders. Our working capital on December 31, 2011 totaled $94,194,966, an increase of $34,959,025 from our $59,235,941 in working capital as of June 30, 2011. The increase was cash and cash equivalents and advances to suppliers for the six months ended December 31, 2011. In general, since we expect to produce more commercial hogs in the next few years, we expect to advance more money to our suppliers, especially Wang Da, to provide Wang Da’s contracted farmers with fodder to raise more commercial hogs. As a result, our working capital will tend to fluctuate in proportion to our net income.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended December 31, 2011 and 2010.

	For The Six Months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash (Used in) provided by:
Operating Activities	$2,627,943	$8,497,736
Investing Activities	(46,720)	(111,795)
Financing Activities	(23,697)	442,351

Net Cash Provided by Operating Activities

Cash provided by operating activities was $2,627,943 for the six months ended December 31, 2011 as compared to $8,497,736 used in for the six months ended December 31, 2010. The decrease in cash provided by operating activities for the six months ended December 31, 2011 was a result of an increase of advances to suppliers.

Net Cash Used in Investments Activities

Cash Used in Investment activities for the six months ended December 31, 2011 was $46,720 as compared to $111,795 for six months ended December 31, 2010. This change was primarily attributable to the decrease in the payment for the purchase of equipment and construction in progress during six months ended December 31, 2011.

Net Cash (Used in) Provided By Financing Activities

We currently have $1,189,421 in loans payable to non-affiliates, including $872,242 due to Jiamusi Financial Bureau and $317,179 due to Tang Yuan Financial Bureau. All of the loans are interest-free and payable on December 31, 2011.  The payment date for each of these loans has been extended in the past, as these agencies have made the loans for the purpose of supporting our operations.  The Company has submitted application for extending the term of the loan, which has been under review by relevant authorities.

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

All of such Notes were automatically converted, for no additional consideration, into an aggregate of 1,096,498 shares of the Company’s common stock, 913,192 shares of Series B Preferred Stock, Series A Warrants to purchase an aggregate of 799,044 shares of common stock, Series B Warrants to purchase an aggregate of 799,044 shares of common stock and Series F Warrants to purchase an aggregate of 877,199 shares of common stock, immediately following the closing of the private placement of $3,044,140 of Common Stock on February 17, 2011, which together with the private placement of $2.42 million of the Company’s Series B Preferred Stock in June 2010, constituted a “Qualified Financing” requiring conversion of the Notes.

On June 11, 2010, we consummated a transaction with certain accredited investors, pursuant to a Series B Convertible Preferred Stock and Warrant Purchase Agreement. We raised gross proceeds of $2,420,000 and issued to the investors an aggregate of (i) 1,152,380 shares of newly created Series B Convertible Preferred Stock, par value $0.001 per share, with an initial one-to-one conversion ratio into shares of our common stock,  whereas the adjusted conversion price of the Series B preferred stock is $1.08 based on the basic earnings per share of $0.33 for the fiscal year ending June 30, 2010, (ii) Series A Warrants to purchase an aggregate of 1,008,334 shares of Common Stock (the “Series A Warrants”), and (iii) Series B Warrants to purchase an aggregate of 1,008,334 shares of Common Stock (the “Series B Warrants”). In connection with the 2010 June Private Placement, we also issued to Global Arena Capital Corp. (“Global”), our placement agent, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable at $3.00 per share for five years, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of Common Stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of Common Stock, exercisable at $2.10 per share for five years. From the proceeds of the offering, we paid a commission of $116,160 to Global.  We also reimbursed Global for its management and finance expenses totaling $53,240.  In addition, we incurred other direct costs in total amount of $60,455. As a result, we realized net proceeds of $2,190,145 from this offering.

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

Critical Accounting Policies
We prepared this unaudited consolidated financial statements for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

While our significant accounting policies are more fully described in Note 4 to our unaudited consolidated financial statements, we believe that those accounting policies are the most critical to aid you in fully understanding and evaluating “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In preparation of our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the six months ended December 31, 2011, there was one estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of our financial statements for the six months ended December 31, 2011.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011. The Company’s management will endeavor to hire more qualified personnel to direct the designing and implementation of the Company’s disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting subject to the above corrective actions with regard to significant deficiencies or material weaknesses that occurred during the quarterly ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.    Exhibits

(a)  Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.ins*	XBRL Instance Document.
101.sch*	XBRL Taxonomy Extension Schema Document.
101.cal*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.def*	XBRL Taxonomy Extension Definition Linkbase Document.
101.lab*	XBRL Taxonomy Extension Label Linkbase Document.
101.pre*	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sen Yu International Holdings, Inc.
February 14, 2012	By:	/s/ Zhenyu Shang
Zhenyu Shang Chief Executive Officer (Principal Executive Officer)
February 14, 2012	By:	/s/ Tongyu Zhang
Tongyu Zhang Interim Chief Financial Officer (Principal Accounting Officer)