Form 10-Q
period 2012-03-31
SEN YU INTERNATIONAL HOLDINGS, INC.
filed 2012-05-21
CIK 724915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes     X     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes _____ No    X

As of May 13, 2012, there were 26,155,511 shares of company’s common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SEN YU INTERNATIONAL HOLDINGS, INC

SEN YU INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	March 31, 2012	June 30, 2011
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and equivalents	$16,224,669	$11,440,584
Account receivable	2,082,289	-
Inventories	2,105,179	1,544,675
Advance to suppliers, net	82,844,885	53,473,785
Prepayments and other current assets	33,880	72,169
Total Current Assets	103,290,902	66,531,213
Long-Term Assets
Property, Plant, Equipment and Breeding Stock, net	1,546,289	1,816,987
Construction in Progress	-	213
Total Long-Term Assets	1,546,289	1,817,200
Total Assets	104,837,191	68,348,413
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	889,200	455,044
Loans payable, net	1,136,237	1,128,517
Loans from shareholders/officers, net	765,513	794,354
Deferred interest income	55,001	31,858
Performance bond	1,111,822	1,083,016
Other current liabilities	10,236	9,169
Contingent liabilities	130,948	-
Derivative liabilities-warrants	1,898,902	3,793,314
Total Current Liabilities	5,997,859	7,295,272
Temporary equity
Redeemable shares of common stock,
804,000 shares issued and outstanding, respectively	1,307,505	1,217,055
Total Liabilities	7,305,364	8,512,327
Shareholders' Equity:
Series B Convertible Preferred Stock ,$0.001 par value, 10,000,000 shares authorized,1,285,805 and 1,988,429 shares issued and outstanding, respectively	1,286	1,988
Common stock, $0.001 par value, 300,000,000 shares authorized, 26,155,511 and 25,263,113 issued and outstanding, respectively	26,156	25,263
Additional paid-in capital	11,598,742	11,573,432
Reserve funds	9,394,071	6,745,351
Retained earnings	72,069,932	40,766,555
Accumulated other comprehensive income	5,532,752	3,393,871
Unearned compensation	(1,485,286)	(2,956,141)
Total Sen Yu International Holdings, Inc. Shareholders' Equity	97,137,653	59,550,319
Noncontrolling Interest	394,174	285,767
Total Equity	97,531,827	59,836,086
Total Liabilities and Equity	$104,837,191	$68,348,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$34,322,000	$20,308,812	$140,712,815	$72,952,746
Cost of Goods Sold	28,588,310	14,788,442	100,460,200	55,059,096
Gross Profit	5,733,690	5,520,370	40,252,615	17,893,650
Operating Expenses
Selling expenses	1,173,532	715,064	4,000,706	2,529,271
General and administrative expenses	382,012	325,314	1,042,695	1,123,149
Losses on disposal of fixed assets	-	21,886	68	71,034
Bad debt expense for advanced to suppliers	32,290	423,214	1,456,389	463,499
Compensation Expense	476,673	151,258	1,496,355	351,258
Total Operating Expenses	2,064,507	1,636,736	7,996,213	4,538,211
Income From Operations	3,669,183	3,883,634	32, 256,402	13,355,439
Other Income (Expense)
Interest (expense) income, net	(10,865)	22,342	(16,435)	(116,792)
Other expense, net	(30,181)	(1,552)	(73,874)	(1,541)
Change in fair value of warrants	(1,278,879)	(3,861,173)	1,894,411	4,054,792
Total Other (Expense) Income	(1,319,925)	(3,840,383)	1,804,102	3,936,459
Income from Continuing Operations Before Income Taxes	2,349,258	43,251	34,060,504	17,291,898
Income Tax Provision	-	-	-	-
Net Income Before Noncontrolling Interest	2,349,258	43,251	34,060,504	17,291,898
Less: Net income (loss) attributable to the noncontrolling interest	21,450	(12,445)	108,407	(15,861)
Net Income Attributable to Sen Yu International Holdings, Inc.	$2,327,808	$55,696	$33,952,097	$17,307,759
Earnings Per Share:
- Basic	$0.09	$0.00	$1.31	$0.82
- Diluted	$0.08	$0.00	$1.21	$0.71
Weighted Common Shares Outstanding
- Basic	$26,155,511	$21,721,267	$25,866,124	$21,169,077
- Diluted	$28,311,104	$24,304,437	$28,021,717	$24,607,730

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Stated in US Dollars)

	For The Nine Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$34,060,504	$17,291,898
Other Comprehensive Income:
Foreign Currency Translation Income	2,138,881	1,633,775
Comprehensive Income	$36,199,385	$18,925,673

The accompanying notes are an integral part of these unaudited consolidated financial statements

SEN YU INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated in US Dollars)
	For The Nine Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$34,060,504	$17,291,898
Adjustments to Reconcile Net Income to Net Cash	-
Provided by Operating Activities	-
Depreciation and amortization	348,434	358,854
Bad debt adjustment	1,456,389	463,499
Consulting fees adjusted from deferred	1,470,855	351,258
Stock-based compensation	25,500
Loss on disposal of fixed assets	68	71,034
Loss on disposal of inventories	48,716	18,912
Provision for losses on inventories	-	(1,245)
Change in fair value of warrants	(1,894,411)	(4,054,792)
Accrued interest for redeemable stock	90,450	-
Changes in operating assets and liabilities:
Account receivable	(2,082,289)	-
Inventories	(560,995)	(1,074,536)
Advanced to suppliers	(28,657,889)	(9,112,574)
Prepayments and other current assets	39,167	108,821
Accounts payable and accrued expenses	411,118	(39,178)
Contingent liabilities	130,948
Deferred interest income	21,718	6,510
Other current liabilities	802	6,498
Net Cash Provided by Operating Activities	4,909,085	4,394,959
Cash Flows From Investing Activities:
Payment for purchase of equipment	(49,813)	(110,712)
Payment for construction in progress	-	(69,749)
Proceeds from sale of property and equipment	7,427	44,105
Net Cash Used in Investing Activities	(42,386)	(136,356)
Cash Flows From Financing Activities:
Proceeds from discount on loans payable	(21,718)	(6,510)
Proceeds from issuance of stock	-	3,044,140
Repayments for loans from shareholders/officers	(70,147)	(19,863)
Proceeds the repayment of loans by shareholders/officers	39,568	714,335
Net Cash (Used in) Provided by Financing Activities	(52,297)	3,732,102
Net Increase in Cash and Equivalents	4,814,402	7,990,705
Effect of Exchange Rate Changes on Cash	(30,317)	142,342
Cash and Equivalents at Beginning of Period	11,440,584	5,825,842
Cash and Equivalents at End of Period	$16,224,669	$13,958,889
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$223,522
Income taxes paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Inventory transferred out to be breeding stock in fixed assets	$6,530	$132,849
Construction in progress transferred out to be fixed assets	$213	$84,292
Issued shares for consulting service	$-	$1,461,543
Offset debt by fixed assets	$-	$6,748

The accompanying notes are an integral part of these unaudited consolidated financial statements

SEN YU INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
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

           3.     Basis of Presentation

                 a.       Fiscal Year

The Company’s fiscal year ends on June 30. The accompanying consolidated financial statements of operations and cash flows include activities for the nine months ended March 31, 2012 and 2011.

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

The following rates are used in translating the RMB to the U.S. dollar presentation disclosed in these consolidated financial statements for the nine months ended March 31, 2012 and 2011, respectively.

	For The Nine Months Ended March 31,
	2012	2011
Assets and liabilities	$0.15883	$0.15270	/RMB

Revenue and expenses	$0.15722	$0.15200	/RMB

                 c.       Revenue Recognition

Revenues from products sales are recorded when both title to the goods and risk of ownership are transferred to the customer upon shipment, provided that no significant obligations remain. Net sales reflect units shipped at selling prices reduced by certain sales allowances.

                d.        Income Taxes

Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes, and its U.S. subsidiary, Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Its PRC subsidiaries were exempt from the income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. In particular, under current Chinese law, Heilongjiang Sen Yu and Sino-Canadian Sen Yu are exempt from corporate income tax in China for as long as they engage in hog breeding business. However, the exemption is only for a three year period and the renewal is subject to review by the Jiamushi City State Tax Bureau. The tax exempt status of both Heilongjiang Sen Yu and Sino-Canadian Sen Yu expires on May 31, 2012. The renewal of tax exempt status of Heilongjiang Sen Yu and Sino-Canadian Sen Yu were extended to December 5, 2014 and January 5, 2014, respectively. The Company may extend the exemption after approval by the Jiamushi City State Tax Bureau. The Company’s PRC subsidiaries expect to use their retained earnings to support their PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by its U.S. subsidiary, Advanced Swine, during the nine months ended March 31, 2012 and 2011. Sen Yu International generated net income only from the change in fair value of warrants for the nine months ended March 31, 2012 and 2011. There was no realized gain as of March 31, 2012. Therefore, for the nine months ended March 31, 2012 and 2011, the Company’s income taxes were $0 and $0 in PRC and U.S.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At March 31, 2012 and June 30, 2011, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

                h.        Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Per historical records, the Company had no uncollectible amounts. Therefore, the Company had not recorded any allowance for uncollectible accounts as of March 31, 2012 and June 30, 2011.

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

           5.     Inventories

Inventories as of March 31, 2012 and June 30, 2011 consisted of the following:

	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
Raw materials	$18,849	$37,305
Work in progress	1,085,058	1,006,071
Finished goods	1,001,272	501,299
	$2,105,179	$1,544,675

The raw materials generally consist of feedstuff and other raw materials. Finished goods consist of the baby hogs, young hogs and commercial hogs which are ready to sell. Work in progress consists generally of the direct labor, depreciation of the facilities, manufacturing overhead expenses, and other production related fees

Inventory turnover for the nine months ended March 31, 2012 and 2011 were as follows:

	For The Nine Months Ended March 31,
	2012	2011
Inventory turnover	54.99	38.52

Cost of goods sold increased for the nine months ended March 31, 2012 as compared to the same period in 2011 as a result of the increase in sales. Average inventories increased in the nine months ended March 31, 2012 as compared to the same period in 2011. However, the increased amount of cost of goods sold was greater than the amount of increased average inventories during the current period. As a result, the inventories turnover rate, which equals the cost of goods sold divided by the average inventory, for the nine months ended March 31, 2012 was higher than in the same period in 2011.

           6.     Advanced to Suppliers, Net and Performance Bond

Heilongjiang Sen Yu has a cooperation agreement with Wang Da, a professional feeding materials provider and a collector for good quality commercial hogs, on October 11, 2007. Pursuant to the terms of the agreement, Heilongjiang Sen Yu agreed to loan money to Wang Da to support Wang Da’s farmers’ use of good quality feedstuffs to raise their commercial hogs, and then sell those hogs to Heilongjiang Sen Yu once they mature. Wang Da can offset the loan amount from Heilongjiang Sen Yu once it delivers the farmers’ commercial hogs to Heilongjiang Sen Yu. In order to extend the Company’s farmer-based production model and acquire significant amounts of commercial hogs in the near future from Wang Da, Heilongjiang Sen Yu loaned an aggregate amount of RMB 549,040,956 (equivalent to$87,205,142) to Wang Da as of March 31, 2012. Heilongjiang Sen Yu adopted a bad debt allowance at 5% of the principal amount advanced to Wang Da for the nine months ended March 31, 2012 and fiscal year ended June 30, 2011. Accordingly, the bad debt allowances were RMB27,452,048 (equivalent to $4,360,257) and RMB18,188,637 (equivalent to $2,814,084) as of March 31, 2012 and June 30, 2011, respectively. Including the amount of advances to suppliers by the joint venture, Sino-Canadian Sen Yu, the Company had a total net amount advances to suppliers as of March 31, 2012 and June 30, 2011 as follows:

	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
Advanced to suppliers	$87,205,142	$56,287,869
Less: Accumulated bad debt allowance	4,360,257	2,814,084
	$82,844,885	$53,473,785

Heilongjiang Sen Yu entered into a supplementary agreement with Wang Da on December 12, 2008 to secure Heilongjiang Sen Yu’s loan to Wang Da. Pursuant to the supplementary agreement, once Wang Da has breached the terms of the cooperation agreement, Heilongjiang Sen Yu can exercise the following rights to secure its loans to Wang Da: (1) right of subrogation without any condition, and have all creditor’s rights of Wang Da with its contracted farmers, (2) if such rights still do not satisfy the loss of Heilongjiang Sen Yu, then Heilongjiang Sen Yu will have a secured interest in all of Wang Da’s assets, which include but are not limited to the building, equipment, and working capital of Wang Da.

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

In order to further enhance the cooperation between the two companies, the Company entered into an amended and restated cooperation agreement with Wang Da on April 1, 2011.  The amended and restated agreement contain many of original terms, except that Wang Da agreed to pay RMB7 million (equivalent to $1,111,822) to the Company as the performance bond, which was fully paid on April 18, 2011.  Such bond will be returned to Wang Da when the agreement is terminated.  The parties also agree that if Wang Da breaches this agreement during the agreement term, the Company has the right to deduct its losses from the bond. In addition, the feed cost will be increased to $109 from $100 beginning in April 2011, upon such amended and restated cooperation agreement. Pursuant to this amended and restated cooperation agreement with Wang Da on April 1, 2011, since the market price of raw materials relation to manufacturing feed cost continues to rise more than 6% in 2011, the Company signed a new supplementary agreement with Wang Da on July 28, 2011. The feed cost was increased to $132 from $111commencing from August 1, 2011 pursuant to such supplementary agreement.  Except as modified by the supplementary agreement, all of terms of the amended and restated cooperation agreement remain the same.

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

Advances to suppliers aging as of March 31, 2012 and June 30, 2011 were as follows:

	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
Less than 90 days	$40,365,546	$23,897,702
91days-180days	46,839,596	19,035,971
181days-365days	-	13,354,196
Total	$87,205,142	$56,287,869

The Company’s advances to suppliers with ages of less than 91 days represented approximately 46% and 42% of total advances to suppliers as of March 31, 2012 and June 30, 2011, respectively.

The turnover rate for advances to Wang Da for the nine months ended March 31, 2012 and 2011 were as follows:

	For The Nine Months Ended March 31,
	2012	2011
Turnover rate for advances to Wang Da	1.41	1.49

The purchases of commercial hogs from Wang Da increased during the nine months ended March 31, 2012 as compared to the same period in 2011 as a result of the Company’s increase in sales of commercial hogs. In order to acquire large numbers of commercial hogs in the coming year, the amount of average advances to Wang Da increased during the quarter ended March 31, 2012 as compared to the same period in 2011. However, the amount of increased purchases of commercial hogs was less than the amount of increased average advances during the current period. As a result, the turnover rate of advances to Wang Da for the nine months ended March 31, 2012 was less than in the same period in 2011.

The components of the advances are shown in the following table as of March 31, 2012:

Advance to Wang Da: US $82.8 mm
Advances to Wang Da in US$
Fodder provided to Farmers	$59,585,724
Fodder used on Sen Yu Farms	(198,880)
Feed	27,818,298
Sub-total	87,205,142
Bad Debt Allowance for Wang Da	(4,360,257)
Total	$82,844,885

Month	Unit Price	Piglets	Advances to Wang Da in US$
Oct/11	133	65,333	$8,666,798
Nov/11	133	69,130	9,170,529
Dec/11	133	70,670	9,374,820
Jan/12	133	66,740	8,853,481
Feb/12	151	74,570	11,256,618
Mar/12	151	81,240	12,263,478
Toal		427,683	$59,585,724

Fodder provided to Farmers: $59,585,724

Fodder provided to farmers is determined by an estimation of fodder consumed from July to March of 2012. The Company and Wang Da inspect the farmers periodically to monitor the birth rate of piglets and hogs ready to be sold to market in order to determine the feed consumption. The fodder estimation is calculated on a 6 month basis.

Feed: $27,818,298

“Feed” is one of the components of the Advance to Wang Da, defined as the corn, which is used to mix fodder.  The corn costs constitute approximate 45% of costs of total mixed fodder.  In order to stabilize the mixed fodder costs of Wang Da, the Company generally advances a “corn fund” to Wang Da between October and December each year.  Based on the negotiation with Wang Da, the “corn fund” is calculated as 30% of the total annual projection of the fodder costs for the next fiscal year.  The Company will offset this amount in the coming fiscal year when the Company provides fodder advances to Wang Da.  A mature hog weighing 100 kg consumes 288 kg of feed with a feed cost of $100. The life cycle is 155 days from birth to be considered mature. Pursuant to the amended and restated cooperation agreement on April 1, 2011, the feed cost will be increased to $109 from $111 beginning in April 2011. In addition, the feed cost was increased to $133 commencing from August 2011, pursuant to the new supplementary agreement dated July 28, 2011. Since the market price regarding the raw material continued to rise, the feed cost was increased to $151 beginning in February 2012, based on the new supplementary agreement dated January 16, 2012.

Fodder used on Sen Yu Farms: $198,880

The fodder used on Sen Yu farms is the fodder supply for the breeding hogs produced on the Company’s farms. Wang Da provides the Company with short term credit for the fodder used on the Company’s farm.

           7.     Prepayments and Other Current Assets

As of March 31, 2012 and June 30, 2011, prepayments and other current assets consisted of the following:

	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
Prepaid rent	$23,167	$52,738
Advance to employees	2,160	5,676
Other receivable	8,553	13,755
	$33,880	$72,169

           8.     Property, Plant, Equipment, and Breeding Stock, Net

Property, Plant, Equipment, and Breeding Stock, less accumulated depreciation, consisted of the following:

	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
Buildings and improvements	$1,912,897	$1,863,336
Land improvements	303,365	293,978
Leasehold improvements	88,070	158,967
Machinery and equipments	779,776	676,405
Breeding stock	661,450	721,393
	3,745,558	3,714,079
Less: Accumulated depreciation	2,199,269	1,897,092
	$1,546,289	$1,816,987

Depreciation expenses for the nine months ended March 31, 2012 and 2011 were $348,434 and $358,854, respectively. Loss on disposal of fixed assets for the nine months ended March 31, 2012 and 2011 was $68 and $71,034, respectively.

           9.     Loans Payable, Net

Loans payable as of March 31, 2012 and June 30, 2011 consisted of the following:

Loans payable, net, current maturities	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
On December 1 and 16, 2005, the Company obtained loans in amounts of  RMB2.8 million (equivalent to $444,728 and $433,207 as of March 31, 2012 and June 30, 2011, respectively) and RMB0.7 million (equivalent to $111,182 and $108,302 as of March 31, 2012 and June 30, 2011, respectively) from Jiamusi Government Financial Bureau ("JGFB") by pledging certain buildings in Huanan, which have a carrying value of approximately RMB2.6 million (equivalent to $412,963 and $402,263 as of March 31, 2012 and June 30,2011,repspectively ). The term of the debt was originally from October 31, 2005 to 2007.Since the Company is an agricultural enterprise and its business is supported by the Chinese Government, these loans do not bear interest, and the original due date had been extended to December 31, 2012
	$555,910	$541,509
On April 20 and September 25, 2007, the subsidiary of the Company, Sino-Canadian, obtained loans in amounts of RMB1.5 million (equivalent to $238,248 and $232,075 as of March 31, 2012 and June 30, 2011, respectively) and RMB0.5 million (equivalent to $79,416 and $77,358 as of March 31, 2012 and June 30, 2011, respectively) from TangYuan Government Financial Bureau ("TGFB") by pledging certain buildings in Heijinhe, which have a carrying value of approximately RMB5.1 million (equivalent to $810,042). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the Chinese government supports the Company's business, these loans do not bear interest and all of their due dates had been extended to December 31, 2009. Whereas, the due dates of these loans had been rescheduled to December 31, 2012.
	317,664	309,433
On May 9, 2007, the Company obtained a loan in amount of RMB2 million (equivalent to $317,664 and $309,433) as of March 31, 2012 and June 30, 2010, respectively) from JGFB by pledging certain buildings in Huanan, which have a carrying value of approximately RMB1.5 million (equivalent to $238,248). The term of the debt was originally from January 1, 2007 to December 31, 2008. Since the government supports the Company's business, this loan does not bear interest and the due date had been extended to December 31, 2009 by JGFB on June 16, 2008.  Whereas,  the due dates of these loans had been rescheduled to December 31, 2012
	317,664	309,433
Total loans payable, current maturities	1,191,238	1,160,375
Less: discount on loans payable, current	55,001	31,858
Total loans payable, net, current maturities	$1,136,237	$1,128,517

         10.     Loans from Stockholders/Officers, Net

Loans from stockholders/officers are unsecured, non-interest bearing, and have not set repayment date. At the quarter ended September 30, 2009, in order to increase the working capital of the Company, the majority stockholder, Mr. Ligang Shang, waived his right to collect the Company’s debt to him in an aggregate amount of $11,169,236.  That sum was added to paid-in capital as of September 30, 2009.  As a result, the total net amount of loans from the stockholders/officers was $765,513 as of March 31, 2012.

11.      Contingent Liabilities

On March 13, 2012, we received a complaint of the county of Albany, Supreme Court of state of New York, regarding UHY Advisors NY, INC. (“Plaintiff”) against us (“defendant”).  Pursuant to the sublease agreement on August 10, 2010, we subleased certain office space for a term commencing September 1, 2010 and continuing until August 31, 2013, from Plaintiff. The rent amounted to $78,000 in first year. It shall be increased by an amount equal to 2%. Because we closed our office space in NY and intended to terminate this agreement, we stopped paying rental expense since December 1, 2011. As a result, we have breached the sublease agreement and are liable to Plaintiff for damages. Based on the factor described above, we recognized in the amount of $130,948 as contingent liabilities as of March 31, 2012.

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

The Company leases office spaces and employee living space. The rental expenses under operating leases were $132,734 and $128,474 for the nine months ended March 31, 2012 and 2011, respectively. Future minimum rental commitments after March 31, 2012, are as follows:

For The Nine Months Ending March 31,	Amount
2013	$53,625
2014	13,614
2015	2,516
2016	1,572
2017	1,572
Thereafter	27,385
Total minimum payments required	$100,284

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

The conversion price of the Series B Preferred Stock is subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current conversion price will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In the event the February 2010 Convertible Notes are converted at a price per share below $2.10, the conversation price shall immediately be adjusted to the equivalent of such lower price per share. The conversation price of Series B Preferred Stock issued in the June 2010 offering was $1.08 per share as of March 31, 2012.

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

On February 17, 2011, 913,192 shares of Series B Preferred Stock were issued upon the automatic conversation of the Notes issued in the February 2010 Offering.  The initial conversion ratio for the Series B Preferred Stock issued on February 17, 2011 is one-to-one. For the three months ended September 30, 2011, 84,360 shares of Series B Preferred Stock issued in February 2011 were converted into 98,420 shares of common stock in September 2011 using an incorrect conversion ratio. The correct conversion ratio that shall have been applied to the Noteholders is one-to-one. Therefore the Company should have been issued 84,360 shares of common stock to such Note holder.  As a result, a number of 14,060 shares of common stock that were issued to such Note holder was in excess and shall be revoked.  The Company has been in discussion with this Note holder to resolve this issue.  Subsequently, in the nine months ended March 31, 2012, 463,978 shares of Series B Preferred Stock issued to other previous Note holders in February 2011 were converted into 463,978 shares of common stock at the correct conversion ratio of one-to-one.

As of March 31, 2012 and June 30, 2011, there were 1,285,805 and 1,988,429 shares of Series B Stock outstanding. As of March 31, 2012, there are 364,854 shares of Series B Stock with a conversion ratio into common stock of one to one and 920,951 shares of Series B Stock are convertible into common stock at the conversion price of $1.08.

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

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment based on the Company’s performance as follows: (i) in the event the Company’s after-tax net income earnings per share for its fiscal year 2010 are between $0.55 and $0.27 per share, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.55 per share or greater and by 50% if the earnings are $0.27 per share, and (ii) in the event the Company’s earnings are between $0.67 and $0.33 per share for its fiscal year 2011, the then-current warrant exercise prices will decrease proportionately; by 0% if the earnings are $0.67 per share or greater and by 50% if the earnings are $0.33 per share. In addition, the exercise prices of the aforesaid warrants will be adjusted and reduced to the prices (if lower) of any shares or other instruments convertible into common stock issued by the Company.  The Company’s basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of June 30, 2011, respectively. Since the Company’s basic earnings were $1.64 per share for the fiscal year ended June 30, 2011, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of March 31, 2012, respectively.

On February 17, 2010, Series A Warrants to purchase an aggregate of 799,044 shares of common stock and Series B Warrants to purchase an aggregate of 799,044 shares of common stock were issued upon the conversion of the February 2010 Notes. These Series A Warrants and Series B Warrants were initially exercisable at $3.00 and $4.10, respectively, for three years from February 17, 2011. The Company’s basic earnings were $0.33 per share for the fiscal year ended June 30, 2010, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of June 30, 2011, respectively. Since the Company’s basic earnings were $1.64 per share for the fiscal year ended June 30, 2011, and as a result, the Series A Warrants and Series B Warrants issued in the June 2010 Private Placement were exercisable at $1.80 and $2.46 per share as of March 31, 2012, respectively.

As of March 31, 2012, 1,807,378 Series A Warrants and 1,807,378 Series B Warrants were outstanding, respectively.

Series C Warrants to Series E Warrants

In connection with the 2010 June Private Placement, the Company issued to Global, and certain individuals affiliated with Global: (i) Series C Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable for five years at $3.00 per share, (ii) Series D Warrants to purchase an aggregate of 70,583 shares of common stock, exercisable at $4.10 per share for five years, and (iii) Series E Warrants to purchase an aggregate of 80,000 shares of common stock, exercisable at $2.10 per share for five years. None of these warrants has been exercised as of March 31, 2012.

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

As of March 31, 2012, 1,984,159 Series F Warrants were outstanding.

Following is a summary of the status of Series A to F warrants activity as of March 31, 2012:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, July 1, 2011	5,820,081	$2.73	3.90	$2.65
Granted	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Adjusted by investment agreement	-	-	-	-
Outstanding, March 31, 2012	5,820,081	$2.34	1.69	$-

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

The fair value of the warrants issued in the June 2010 Private Placement was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 223.84%, risk free interest rate 0.33% for Series A and B warrants, and risk free interest rate 0.49% for Series C to E warrants. The fair value of those warrants was calculated at $644,763 as derivative liabilities warrants as of March 31, 2012.

The fair value of the warrant issued in the February 2011 Private Placement was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 223.84%, Risk free interest rate 0.33%. The fair value of this warrant was calculated at $382,428 as derivative liabilities warrants as of March 31, 2012.

The fair value of the warrants issued upon conversation of the February 2010 Notes was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 223.84%, Risk free interest rate 0.33%. The fair value of those warrants was calculated at $871,711 as derivative liabilities warrants as of March 31, 2012.

The fair value of outstanding warrants was $1,898,902 and $3,793,314 as of March 31, 2012 and June 30, 2011. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions

	As of March 31, 2012	As of June 30, 2011
Volatility	223.84%	267.8%
Risk free interest rate	0.33% or 0.49%	0.39% or 0.67%
Expected term	1. 20-3.20 years	1.95-3.95 years

The change in fair value of warrants was recorded as other income for the nine months ended March 31, 2012 and 2011.

c.	Common Stock

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

Under the terms of the Subscription Agreement, the common stocks issued to four non-U.S. individual investors are redeemable at the option of the holder. Due to the redeemable nature associated with the common stock issued to the four non-U.S. investors, the Company has classified the shares of common stock as temporary equity. When and if the redemption right expires or when redemption becomes improbable, the shares of common stock will be classified as shareholders’ equity. The amount that would have been paid if the redemption had occurred on March 31, 2012 is $1,307,505, including interest based on 10% per annum accrued from inception.

The Company had 26,155,511 shares of common stock outstanding and issued as of March 31, 2012.

d.	Additional Paid-In Capital
The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued $11,598,742 was recorded as additional paid-in capital as of March 31, 2012.

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

14.      Basic and Diluted Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited
Basic:
Numerator:
Net income for basic calculation	$2,327,808	$55,696	$33,952,097	$17,307,759
Denominator:
Weighted average common shares	26,155,511	21,721,267	25,866,124	21,169,077
Denominator for basic calculation	26,155,511	21,721,267	25,866,124	21,169,077
Net income per share — basic	$0.09	$0.00	$1.31	$0.82

Diluted:
Numerator:
Net income for basic calculation	2,327,808	55,696	33,952,097	17,307,759
Effect of dilutive securities issued	-	-	-	144,293
Net income for diluted calculation	2,327,808	55,696	33,952,097	17,452,052
Denominator:
Denominator for basic calculation	26,155,511	21,721,267	25,866,124	21,169,077
Weighted average effect of dilutive securities;
Series B Preferred stock and warrants
and Series A Convertible Preferred Stock	2,155,593	2,583,170	2,155,593	3,438,653
Denominator for diluted calculation	28,311,104	24,304,437	28,021,717	24,607,730
Net income per share — diluted	$0.08	$0.00	$1.21	$0.71

15.     Concentration of Business

a.	Financial Risks
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

b.	Major Customers

The following summarizes sales to major customers (each represented 10% or more of the Company’s total sales revenues):

	Sales to	Number of	Percentage of
For The Nine Months Ending March 31,	Major Customers	Customers	Total Sales Revenue
2012	$137,237,033	2	97.53%
2011	$71,897,421	2	98.55%

c.	Major Suppliers

The following summarizes purchases from major suppliers (each representing10% or more of the Company’s total purchase):

	Purchase from	Number of	Percentage of
For The Nine Months Ending March 31,	Major Suppliers	Suppliers	Total Purchases
2012	$100,441,660	1	99.96%
2011	$55,531,432	1	95.85%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of the Company for the nine months ended March 31, 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Report.

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

On August 13, 2009, the Company acquired all of the outstanding capital stock of Advanced Swine Genetics Co., Ltd. (“Advanced Swine”) by issuing 4,646.05933 shares of its Series A Convertible Preferred Stock to the stockholders of Advanced Swine.  Each share of Series A Preferred Stock is convertible into Four Thousand One Hundred Sixty-Six and ⅔ (4,166.66) shares of Common Stock.  As of the date of this Report, all the Series A Preferred Stock have been converted into Common Stock and the Company filed a Certificate of Elimination to eliminate the previously designated 4,800 shares of Series A Convertible Preferred Stock.

A Certificate of Amendment to the Company’s Certificate of Incorporation was filed on September 9, 2009 to change the Company’s name from Apogee Robotics, Inc. to “China Swine Genetics, Inc.”. Concurrent with the name change, a 1 for 24 reverse split was effected on September 30, 2009.  Stockholders with 1 or more but fewer than 100 shares after the reverse split were issued shares to increase their holdings to 100 shares.  All other fractional shares resulting from the reverse split were repurchased by the Company for $5.28 per share. On June 28, 2010, we changed our name to “Sen Yu International Holdings, Inc.”.

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

RESULTS OF OPERATION
THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

	For The Three Months Ended March 31,
	2012		2011		2012 Vs 2011
	(Unaudited)		(Unaudited)		Increase/ (decrease)
Revenues	$34,322,000		$20,308,812		14,013,188	69%
Cost of Goods Sold	28,588,310	*83.29%	14,788,442	*72.82%	13,799,868	93.32%
Gross Profit	5,733,690	16.71%	5,520,370	27.18%	213,320	4%
Operating Expenses
Selling expenses	1,173,532		715,064		458,468	64%
General and administrative expenses	382,012		325,314		56,698	17%
Losses on disposal of fixed assets	-		21,886		(21,886)	-100%
Bad debt expense for advanced to suppliers	32,290		423,214		(390,924)	-92%
Compensation Expense	476,673		151,258		325,415	215%
Total Operating Expenses	2,064,507	6.02%	1,636,736	8.06%	427,771	26%
Income From Operations	3,669,183	10.69%	3,883,634	19.12%	(214,451)	-6%
Other Income (Expense)
Interest expense, net	(10,865)		22,342		(33,207)	-149%
Other (expense) income, net	(30,181)		(1,552)		(28,629)	1845%
Change in fair value of warrants	(1,278,879)		(3,861,173)		2,582,294	-67%
Total Other Income (expense)	(1,319,925)		(3,840,383)		2,520,458	-66%
Income from Continuing Operations Before Income Taxes	2,349,258	6.84%	43,251	0.21%	2,306,007	5332%
Income Tax Provision	-		-		-
Net Income Before Noncontrolling Interest	2,349,258	6.84%	43,251	0.21%	2,306,007	5332%
Less: Net income (loss) attributable to the noncontrolling interest	21,450		(12,445)		33,895	-272%
Net Income Attributable to Sen Yu International Holdings, Inc.	$2,327,808		$55,696		2,272,112	4079%

* as percentage of the revenue

Revenues

Total revenues were $34,322,000 for the three months ended March 31, 2012 compared to $20,308,812 for the three months ended March 31, 2011 which represents a 69% period to period increase. The increase in revenues resulted from increased orders from our major customers, Beijing Dahongmen and Beijing Fifth Meat Factory. Hog sales increased to 162,324 heads for the three months ended March 31, 2012 from 101,141 heads during the three months ended March 31, 2011.

The following table sets forth information regarding the sales of our principal products during the three months ended March 31, 2012 and 2011:

	For The Three Months Ended March 31 2012
	2012			2011			2012 Less 2011
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial Hogs	155,511	$32,547,356	95%	99,055	$19,749,098	97%	56,456	$12,798,258	65%
Others Hogs	6,813	1,774,644	5%	2,086	559,714	3%	4,727	1,214,930	217%
Total	162,324	$34,322,000	100%	101,141	$20,308,812	100%	61,183	$14,013,188	69%

“Commercial Hogs” refer to the hogs we repurchase from farmers through Wang Da. Commercial Hogs are transported and sold in the Beijing market. “Other Hogs” refer to the hogs raised in our own breeding facilities, including breeding swine, commercially sold hogs, piglets and substandard hogs which are not qualified as breeding swine. Other Hogs are sold in local Heilongjiang market.

The increase in quantities sold, as reflected in the table, was primarily attributable to our policy of committing all of our available cash resources to the commercial hog market.

The following table sets forth information regarding the average price per capita of our principal products during the three months ended March 31, 2012 and 2011:

	Average Unit Sales Price Per Capita		Basic Change
	2012	2011	Per Capita
Commercial Hogs	$209.29	$199.38	$9.91
Others Hogs	260.48	268.32	(7.84)
Overall Average Products	$211.44	$200.80	$10.64

The increase in average unit sales price (per capita), as reflected in the above table, was primarily attributable to the fact that the average market price of hogs per kilogram increased slightly in the three months ended March 31, 2012 as compared to the same period in 2011.  Therefore, the average unit sales price of Others Hogs increased for the three months ended March 31, 2012 as compared to the same period in 2011.

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect manufacturing costs, including production overhead costs and costs of our purchases of hogs. Cost of goods sold for the three months ended March 31, 2012 were $28,588,310. In comparing to $14,788,442 for the three months ended March 31, 2011, this represents an increase of $13,799,868 or 93.32%. This increase is in line with the increase in sales.

Gross margin was 16.71% for the three months ended March 31, 2012 and 27.18% for the three months ended March 31, 2011. The decrease in gross margin was due to the higher unit fodder cost for the three months ended March 31, 2012 as compared to the same period in 2011.

The following table sets forth information regarding the average cost per capita of our principal products during the three months ended March 31, 2012 and 2011.

	Average Cost Per Capita		Basic Change
	2012	2011	Per Capita
Commercial Hogs	$174.03	$144.72	$29.31
Others Hogs	223.90	217.18	6.72
Overall Average Products	176.12	146.22	29.90

The increase in average unit cost for overall average products was primarily attributable to the fact that we sold more commercial hogs and the higher fodder costs in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Costs of Commercial Hogs mainly consist of fodder costs and the fixed percentage of profits allocated to the farmers. The latter is calculated as 40% of profits (roughly equal to the difference between the local selling price and the fodder costs for the Commercial Hogs).  Since the fodder cost was increased commencing from August 2011, which contributed to the increased average unit cost for Commercial Hogs per capita for the three months ended March 31, 2012, as compared to the same period in 2011. The increase in average unit cost price for Other Hogs was primarily due to the fact the fodder costs increased obviously and direct labors increased in the three months ended March 31, 2012 as compared to the same period in 2011. However, we produced substantially more Other Hogs in our breeding facility for the three months ended March 31, 2012 as compared to the same period of 2011, the fixed manufacturing costs were allocated to such other hogs for the three months ended March 31, 2012, which resulted in a reduction in unit cost for other hogs. As a result, the increase in fodder costs had been offset by the increase in number of other hogs for the three months ended March 31, 2012.  Therefore, the unit cost for Other Hogs increased slightly for the three months ended March 31, 2012 as compared to the same period in 2011.

The Company pays the advance to Wang Da and offsets the advance every ten days by receiving collected mature Commercial Hogs from Wang Da Farmers. Roughly 71% of the Company’s cost of goods sold consists of fodder cost. A mature hog weighing 100kg consumes approximately 288kg of feed on average with a fodder cost of $100. Based on the unit hog fodder cost of $100 and the number of daily collected of hogs, the offset to the prepaid advance would be the sum of $100 multiplied by the number of hogs collected. The Company settles the advances with Wang Da every 10 days to ensure that the control of credit risk extended to Wang Da is in place. Pursuant to the amended and restated cooperation agreement between the Company and Wang Da dated April 1, 2011, the fodder cost increased to $111 from $100 in April 2011and again, to $133 in August 2011. Since the market price for the raw material continued to rise, the fodder cost was increased to $151 beginning in February 2012, based on the new supplementary agreement with Wang Da dated January 16, 2012.

Selling Expenses

Selling expenses increased from $715,064 for the three months ended March 31, 2011 to $1,173,532 for the three months ended March 31, 2012.The increase was mainly attributable to the increased transportation cost which resulted from increased orders from our major customers in Beijing. We utilized the services of Jiamusi Hongqi Transporting Agency Co. for transportation of Commercial Hogs between Jiamusi and Beijing.

Bad debt for advanced to suppliers

The provision for bad debt expense was $32,290 for the three months ended March 31, 2012, as compared to $423,214 for the three months ended March 31, 2011, a decrease of $390,924 or 92%. This decrease was primarily due to the fact that we purchased more Commercial Hogs from Wang Da for the three months ended March 31, 2012, as compared to the same period of last year. We adopt a bad debt allowance of 5% of the aggregate amount of advances.

General and Administrative Expenses

General and administrative expenses were $382,012 for the three months ended March 31, 2012, as compared to $325,314 for the three months ended March 31, 2011, increased by $56,698 or 17%. The increase in general and administrative costs was primarily primarily attributable to the significant rental expense incurred for this quarter, under our sublease agreement  with UHF Advisors NY, INC. However, this increase was offset by a significant decrease in travel expense, management salary and in amortization of indirect costs of financing during the three months ended March 31, 2012, as compared to the same period in 2011. Accordingly, administrative costs increased slightly for the three months ended March 31, 2012 as compared to the same period in 2011.

Compensation Expenses

 Compensation expenses increased by approximately $325,415 or approximately 215% from the three months ended March 31, 2011, principally due to an increase in compensation expense amortized in the three months ended March 31, 2012. We issued additional shares of our common stock to certain consultants in order to develop potential business opportunities for producing, breeding and commercial hogs in West China and to obtain advice on business operations, financing, investor relations and business planning from January 2011 to June 2011. Pursuant to the requirement for accounting treatment, we will recognize total compensation expenses over the period of rendering service. Details of the terms are disclosed under Notes to Consolidated Financial Statements Note13 (d) Unearned Compensation section.  As a result, compensation expense increased significantly for the three months ended March 31, 2012.

Total Operating Expenses

As a result of the above, total operating expenses were $2,064,507 for the quarter ended March 31, 2012, as compared to $1,636,736 for the quarter ended March 31, 2011, an increase of $427,771 or 26%. This increase was primarily attributable to the increase in selling expense and compensation expenses.

Other Income (Expense)

During the three months ended March 31, 2012, the total other expense amounted to $1,319,925 as compared to $3,840,383 for the three months ended March 31, 2011, a decrease of $2,520,458. The decrease was mainly attributable to a reduction in the decrease of fair value of warrants of $2,582,294. We adopt ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard to calculate the fair value for those warrants which are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the three months ended March 31, 2012 and 2011, the decrease in the fair value of warrants was $1,278,879 and $3,861,173, which were recognized as other expense, respectively.

For the three months ended March 31, 2012, net interest expense was $10,865 as compared to $22,342 interest income during the three months ended March 31, 2011, an increase of $33,207. This increase was attributable to the fact that we occurred  certain interest expense for the three months ended March 31, 2012, arising from the completion of the $1,206,000 May 2011 Private Placement.

Income Taxes

Our PRC subsidiaries are exempt from income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes while its subsidiary in the U.S., Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Our PRC subsidiaries expect to use their retained earnings to support our PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by Advanced Swine and Sen Yu International, during the three months ended March 31, 2012 and 2011. Therefore, for the three months ended March 31, 2012 and 2011, the income taxes were $0 and $0, respectively.

Net Income and Other Comprehensive Income

During the three months ended March 31, 2012, Sino-Canadian Sen Yu had a net income of approximately $53,625.  In our Statements of Operations, the 40% of that income allocable to our joint venture partner was deducted from our net income. Our net income for the quarter ended March 31, 2012, after that deduction, totaled $2,327,808.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended March 31, 2012, the effect of converting our financial results to U.S. dollars was to add $110,947 to our accumulated other comprehensive income. During the three months ended March 31, 2011, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was an increase of $426,030 to our accumulated other comprehensive income.

NINE MONTHS ENDED MARCH 31, 2012 COMPARED TO NINE MONTHS ENDED MARCH 31, 2011

	For The Nine Months Ended March 31,
	2012		2011		2011 Vs 2010
	(Unaudited)		(Unaudited)		Increase/ (decrease)
Revenues	$140,712,815		$72,952,746		67,760,069	93%
Cost of Goods Sold	100,460,200	*71.39%	55,059,096	*75.47%	45,401,104	82.46%
Gross Profit	40,252,615	28.61%	17,893,650	24.53%	22,358,965	125%
Operating Expenses
Selling expenses	4,000,706		2,529,271		1,471,435	58%
General and administrative expenses	1,042,695		1,123,149		(80,454)	-7%
Losses on disposal of fixed assets	68		71,034		(70,966)	-100%
Bad debt expense for advanced to suppliers	1,456,389		463,499		992,890	214%
Compensation Expense	1,496,355		351,258		1,145,097	326%
Total Operating Expenses	7,996,213	5.68%	4,538,211	6.22%	3,458,002	76%
Income From Operations	32,256,402	22.92%	13,355,439	18.31%	18,900,963	142%
Other Income (Expense)
Interest expense, net	(16,435)		(116,792)		100,357	-86%
Other expense, net	(73,874)		(1,541)		(72,333)	4694%
Change in fair value of warrants	1,894,411		4,054,792		(2,160,381)	-53%
Total Other Income	1,804,102		3,936,459		(2,132,357)	-54%
Income from Continuing Operations Before Income Taxes	34,060,504	24.21%	17,291,898	23.70%	16,768,606	97%
Income Tax Provision	-		-		-
Net Income Before Noncontrolling Interest	34,060,504	24.21%	17,291,898	23.70%	16,768,606	97%
Less: Net income (loss) attributable to the noncontrolling interest	108,407		(15,861)		124,268	-783%
Net Income Attributable to Sen Yu International Holdings, Inc.	$33,952,097		$17,307,759		16, 644,338	96%

* as percentage of the revenue

Revenues

Total revenues were $140,712,815 for the nine months ended March 31, 2012 compared to $72,952,746 for the nine months ended March 31, 2011 which represents a 93% period to period increase. The increase in revenues resulted from increased orders from our major customers, Beijing Dahongmen and Beijing Fifth Meat Factory. Hog sales increased to 569,888 heads for the nine months ended March 31, 2012 from 390,091 heads during the nine months ended March 31, 2011.

The following table sets forth information regarding the sales of our principal products during the nine months ended March 31, 2012 and 2011:

	For The Nine Months Ended March 31 2012
	2012			2011			2011 Less 2010
	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %	Quantities (Capita)	Amount	Sale %
Commercial Hogs	557,425	$137,237,033	98%	386,001	$71,897,421	99%	171,424	$65,339,612	91%
Others Hogs	12,463	3,475,782	2%	4,090	1,055,325	1%	8,373	2,420,457	229%
Total	569,888	$140,712,815	100%	390,091	$72,952,746	100%	179,797	$67,760,069	93%

The increase in quantities sold, as reflected in the table, was primarily attributable to our policy of committing all of our available cash resources to the commercial hog market.

The following table sets forth information regarding the average price per capita of our principal products during the nine months ended March 31, 2012 and 2011:

	Average Unit Sales Price Per Capita		Basic Change
	2012	2011	Per Capita
Commercial Hogs	$246.20	$186.26	$59.94
Others Hogs	278.89	258.03	20.86
Overall Average Products	246.91	187.01	59.90

The increase in average unit sales price (per capita), as reflected in the above table, was primarily attributable to the fact that the market price of hogs per kilogram increased significantly in the nine months ended March 31, 2012 as compared to the same period in 2011. Therefore, the average unit sales price of others hogs increased significantly for the nine months ended March 31, 2012 as compared to the same period in 2011.

Cost of Goods Sold

Our cost of goods sold consists primarily of direct and indirect manufacturing costs, including production overhead costs and costs of our purchases of hogs. Cost of goods sold for the nine months ended March 31, 2012 were $100,460,200. In comparing to $55,059,096 for the nine months ended March 31, 2011, this represents an increase of 82.46% or $45,401,104. This increase was in line with the increase in sales.

Gross margin was 28.61% for the nine months ended March 31, 2012 and 24.53% for the nine months ended March 31, 2011. The increase in gross margin was due to the higher unit sale prices for the nine months ended March 31, 2012 as compared to the same period in 2011.

The following table sets forth information regarding the average cost per capita of our principal products during the nine months ended March 31, 2012 and 2011.

	Average Cost Per Capita		Basic Change
	2012	2011	Per Capita
Commercial Hogs	$175.36	$140.39	$34.97
Others Hogs	217.67	212.10	5.57
Overall Average Products	176.28	141.14	35.15

The increase in average unit cost for overall average products was primarily attributable to the fact that we sold more commercial hogs and the higher fodder costs in the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011.

Costs of Commercial Hogs mainly consist of fodder costs and the fixed percentage of profits allocated to the farmers. The latter is calculated as 40% of profits (roughly equal to the difference between the local selling price and the fodder costs for the commercial hogs). We distributed more profits to the farmers due to the increase of the market price for the nine months ended March 31, 2012, which contributed to the increased average unit cost for Commercial Hogs per capita for the nine months ended March 31, 2011, as compared to the same period in 2010. The increase in average unit cost price for Other Hogs was primarily due to the fact the fodder costs increased obviously and direct labors increased in the nine months ended March 31, 2012 as compared to the same period in 2011. However, we produced substantially more Other Hogs in our breeding facility for the nine months ended March 31, 2012 as compared the same period of last year, the fixed manufacturing costs were allocated to such other hogs for the nine months ended March 31, 2012, which resulted in a reduction in unit cost for Other Hogs. As a result, the increase in fodder costs had been offset by the increase in number of Other Hogs for the nine months ended March 31, 2012.  Therefore, the unit cost for Other Hogs increased slightly for the nine months ended March 31, 2012 as compared to the same period in 2011.

The Company pays the advance to Wang Da and offsets the advance every ten days by receiving collected mature Commercial Hogs from Wang Da Farmers. Roughly 71% of the Company’s cost of goods sold consists of fodder cost. A mature hog weighing 100 kg consumes approximately 288 kg of feed on average with a feed cost of $100. Based on the unit hog feed cost of $100 and the number of daily collected of hogs, the offset to the prepaid advance would be the sum of $100 multiplied by the number of hogs collected. The Company settles the advances with Wang Da every 10 days to ensure that the control of credit risk extended to Wang Da is in place. Pursuant to the amended and restated cooperation agreement between the Company and Wang Da on April 1, 2011, the feed cost increased to $111 from $100 in April 2011, and again, to $133 in August 2011. Since the market price regarding the raw material continued to rise, the feed cost was increased to $151 beginning in February 2012, based on the new supplementary agreement with Wang Da dated January 16, 2012

Selling Expenses

Selling expenses increased from $2,529,271 for the nine months ended March 31, 2011 to $4,000,706 for the nine months ended March 31, 2012.The increase was mainly attributable to the increased transportation cost which resulted from increased orders from our major customers in Beijing. We utilized the services of Jiamusi Hongqi Transporting Agency Co. for transportation of commercial hogs between Jiamusi and Beijing.

Bad debt for advanced to suppliers

The provision for bad debt expense was $1,456,389 for the nine months ended March 31, 2012, as compared to $463,499 for the nine months ended March 31, 2011, an increase of $992,890 or 214% which was in line with the significant increase in the advances to Wang Da for the nine months ended March 31, 2012. We adopt a bad debt allowance of 5% of the aggregate amount of advances.

General and Administrative Expenses

General and administrative expenses were $1,042,695 for the nine months ended March 31, 2012, as compared to $1,123,149 for the nine months ended March 31, 2011, a decrease of $80,454 or 7%. The decrease in general and administrative cost was primarily due to the decrease in travel expense and in amortization of indirect costs of financing for the nine months ended March 31, 2012. As a result, the general and administrative declined obviously during the nine months ended March 31, 2012, as compared to the same period in 2011.

Compensation Expenses

Compensation expenses increased by approximately $1,145,097 or approximately 326% from the nine months ended March 31, 2011, principally due to an increase in compensation expense amortized in the nine months ended March 31, 2012. We issued additional shares of our common stock to certain consultants in order to develop potential business opportunities for producing, breeding and commercial hogs in West China and to obtain advice on business operations, financing, investor relations and business planning from January 2011 to June 2011. Pursuant to the requirement for accounting treatment, we will recognize total compensation expenses over the period of rendering service. Details of the terms are disclosed under Notes to Consolidated Financial Statements Note (d) Unearned Compensation section.  As a result, compensation expense increased significantly for the nine months ended March 31, 2012.

Total Operating Expenses

As a result of the above, total operating expenses were $7,996,213 for the nine months ended March 31, 2012, as compared to $4,538,211 for the nine months ended March 31, 2011, an increase of $3,458,002 or 76%. This increase was primarily attributable to the increase in selling expense and compensation expenses.

Other Income (Expense or Losses)

During the nine months ended March 31, 2012, the total other income , amounted to $1,804,102 as compared to $3,936,459 for the nine months ended March 31, 2011, a decrease of $2,132,357. The decrease was mainly attributable to a reduction in the decrease of the fair value of warrants of $2,160,381. We adopt ASC 815-40 “Accounting for Derivative Financial Instruments” accounting standard to calculate the fair value for those warrants which are treated as derivative liabilities warrants on the balance sheet.  At the end of each quarter, we re-calculate the fair value of the warrants using the Black-Scholes model, and record any increase or decrease in that fair value as other income or other expense.  For the nine months ended March 31, 2012 and 2011, the increase in the fair value of warrants was $1,894,411 and $4,054,792, which were recognized as other income, respectively.

For the nine months ended March 31, 2012, net interest expense was $16,435 as compared to $116,792 during the nine months ended March 31, 2011, a decrease of $100,357. This decrease was because no interest was occurred after full conversion of the $2,165,000 February 2010 Notes in February 2011.

Income Taxes

Our PRC subsidiaries are exempt from income taxes per PRC tax laws and regulations that exempt companies engaged in the agricultural breeding of livestock. Sen Yu International is subject to U.S. federal income taxes, State of New York income taxes, and State of Delaware annual franchise taxes while its subsidiary in the U.S., Advanced Swine, is subject to U.S. federal income taxes and State of Nevada annual reporting. Our PRC subsidiaries expect to use their retained earnings to support our PRC operations, and will not declare any dividends within the predictable future. In addition, there was no net income generated by Advanced Swine, during the nine months ended March 31, 2012 and 2011. Despite the fact that Sen Yu International generated more other income due to the change in fair value of warrants in the nine months ended March 31, 2012, there was fully offset by more expenses occurred in the nine months ended March 31, 2012. Therefore, for the nine months ended March 31, 2012 and 2011, the income taxes were $0 and $0, respectively.

Net Income and Other Comprehensive Income

During the nine months ended March 31, 2012, Sino-Canadian Sen Yu had a net income of approximately $271,017.  In our Statements of Operations, the 40% of that income allocable to our joint venture partner was deducted from our net income. Our net income for the nine months ended March 31, 2012, after that deduction, totaled $33,952,097.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the nine months ended March 31, 2012, the effect of converting our financial results to U.S. dollars was to add $2,138,881 to our accumulated other comprehensive income. During the nine months ended March 31, 2011, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was an increase of $1,633,775 to our accumulated other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

After our founders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues from our business operations, sales of our securities, loans from the local financial institutions in China and loans from our stockholders. Our working capital as of March 31, 2012 totaled $97,293,043, an increase of $38,057,102 from $59,235,941 as of June 30, 2011. The increase was attributable to increased cash and cash equivalents and advances to suppliers for the nine months ended March 31, 2012. In general, since we expect to produce more Commercial Hogs in the next few years, we expect to advance more money to our suppliers, especially Wang Da, to provide their contracted farmers with fodder to raise more commercial hogs. As a result, our working capital will tend to fluctuate in proportion to our net income.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended March 31, 2012 and 2011.

	For The Nine Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash (Used in) provided by:
Operating Activities	$4,909,085	$4,394,959
Investing Activities	(42,386)	(136,356)
Financing Activities	(52,297)	3,732,102

Net Cash Provided by Operating Activities

Cash provided by operating activities was $4,909,085 for the nine months ended March 31, 2012 as compared to $4,394,959 for the nine months ended March 31, 2011. The decrease in cash provided by operating activities for the nine months ended March 31, 2012 was a result of an increase in advance to suppliers.

Net Cash Used in Investments Activities

Cash used in investment activities for the nine months ended March 31, 2012 was $46,720 as compared to $136,356 for the nine months ended March 31, 2011. This change was primarily attributable to the decrease in the payment for the purchase of equipment and construction in progress during the nine months ended March 31, 2012.

Net Cash (Used in) Provided By Financing Activities

The net cash used in financing activities during the nine months ended March 31, 2012 was ($52,297), compared the net cash of 3,732,102 provided by our financing activities during the nine months ended March 31, 2011. The reason for the difference was the proceeds  of $ 3,044,140 from the issuance of stocks as a result of the following transaction during the nine months ended March 31, 2011.

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

Capital Resources

We currently have $1,191,238 loans payable to non-affiliates, including $873,574 due to Jiamusi Financial Bureau and $317,664 due to Tang Yuan Financial Bureau, less a total discount on loans payable of $55,001. All of the loans are interest-free and payable on December 31, 2012.  The payment date for each of these loans has been extended in the past, as these agencies have made the loans for the purpose of supporting our operations.

As of March 31, 2012, the total net amount of loans from our stockholders and officers was $765,513.

Taking into account of our cash position, available credit facilities and cash generated from operating activities, we believe that we have sufficient funds to operate our existing business for the next twelve months. In addition to funds available from operations and loans from stockholders, we may need external sources of capital for expansion of our facilities and to increase the roster of our franchisee farmers, in order to reach our goal of producing one million Commercial Hogs in 2013. There can be no assurance that we will be able to obtain such additional financing on acceptable terms to us, or at all.

COMMITMENTS AND CONTINGENCIES

Contractual Commitments

We  entered into commercial hog sales contracts with its major customers, Beijing Da Hongmen and Beijing Fifth Meat Factory to establish adequate sales to minimize the risk of market fluctuations. Pursuant to the commercial hogs sales agreement with Beijing Da Hongmen, the company shall sell 300,000 hogs per year for the term from September 28, 2011 to September 28, 2012 . Pursuant to the commercial hogs sales agreement with Beijing Fifth Meat Factory, the company shall sell 400,000 hogs per year for the term from August 29, 2011 to August 28, 2012. A 1% penalty will be imposed on us if the merchandise hogs are delivered late. The Company continually monitors its overall market position and fair value.

Operating Lease

The Company leases office space and employee living space. The rental expenses under operating leases were $132,734 and $128,474for the nine months ended March 31, 2012 and 2011, respectively. Future minimum rental commitments on March 31, 2012, are

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies

We prepared this unaudited consolidated financial statements for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations of the Company. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of June 30, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. These interim financial statements should be read in conjunction with that report.

While our significant accounting policies are more fully described in Note 4 to our unaudited consolidated financial statements, we believe that those accounting policies are the most critical to aid you in fully understanding and evaluating “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In preparation of our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the nine months ended March 31, 2012, there was one estimate made which was (a) subject to a high degree of uncertainty, and (b) material to our results.

We made no material changes to our critical accounting policies in connection with the preparation of our financial statements for the nine months ended March 31, 2012.

Impact of Accounting Pronouncements

There were certain recent accounting pronouncements that may have a material effect on our financial position or results of operations. All of them are described under the caption “Recent Accounting Pronouncements” in Note 4, item "o" to the Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Zhenyu Shang, and Principal Financial Officer,Tongyu Zhang, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2012.

Under Rule 13a-15(e) and 15d-15(e), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

During the most recent quarter ended March 31, 2012, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Under Rule 13a-15(e) and 15d-15(e), the term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On March 13, 2012, we received a complaint filed in the Supreme Court of State of New York, the county of Albany, by UHY Advisors NY, INC. (the “Plaintiff”) against us. We entered into an agreement with the Plaintiff on August 10, 2010, to sublease certain office space for a term commencing September 1, 2010 and continuing until August 31, 2013.  The Plaintiff claimed that we have breached the sublease agreement and are liable to Plaintiff for damages. We recognized in the amount of $130,948 as contingent liabilities as of March 31, 2012.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims, other than the proceeding disclosed above, that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

Item 1A.  Risk Factors

Not applicable.

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
101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

_________________
* Filed herewith

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sen Yu International, Inc.
May 21, 2012	By:	/s/ Zhenyu Shang
Zhenyu Shang Chief Executive Officer (Principal Executive Officer)
May 21, 2012	By:	/s/ Tongyu Zhang
Tongyu Zhang Interim Chief Financial Officer (Principal Accounting Officer)